Form 10QSB
period 2001-01-31
GLEN MANOR RESOURCES INC
filed 2001-04-30
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31, 2001
                               -------------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File number              0-31757
                       ---------------------------------------------------------


                            GLEN MANOR RESOURCES INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                     98-0233452
------------------------------------                         -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

303 - 720 2ND Avenue
Calgary, Alberta, Canada                                           T2N 0E3
------------------------------------                         -----------------
(Address of principal executive offices)                          (Zip Code)

                                  403-283-4507
       -----------------------------------------------------------------
               Registrant's telephone number, including area code


     ---------------------------------------------------------------------
     (Former name, address, and fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes [X]     No [ ] and ( ) has
been subject to filing requirements for the past 90 days.     Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                        Outstanding as of January 31, 2001
  -----------------------------------        -----------------------------------
    Common Stock, $0.001 per share                        11,783,220


ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS              SALT LAKE CITY, UTAH 84106

                                                                       Telephone 801 486-0096
                                                                             Fax 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Glen Manor Resources Inc.

We have reviewed the balance sheet of the above Company as of January 31, 2001 and the related statements of operations and the statements of cash flows for the three months ended January 31, 2001. These financial statements are the responsibility of the company' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any materiel modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                             Andersen Andersen and Strong



Salt Lake City, Utah
April 6, 2001

INDEX

                                                                     Page Number

PART I

      ITEM 1.  Financial Statements (unaudited) ..........................    4

               Balance Sheet as at January 31, 2001 and
                         October 31, 2000 ................................    5

               Statement of Operations
                  For the three months ended January 31, 2001, for
                  the three months ended January 31, 2000, and for
                  the period from November 16, 1999 (Date of
                  Inception) to January 31, 2001 .........................    6

               Statement of Cash Flows
                   For the three months ended January 31, 2001, for
                   the three months ended January 31, 2000, and for
                   the period from November 16, 1999 (Date of
                   Inception) to January 31, 2001 ........................    7
               Notes to the Financial Statements .........................    8

      ITEM 2.  Plan of Operations ........................................   11


PART 11        Signatures .................................................  12

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at January 31, 2001 and the statement of operations and statement of cash flow for the three months ended January 31, 2001, for the three months ended January 31, 2000, and for the period from November 16, 1999 (date of inception) to January 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                      January 31, 2001 and October 31, 2000

                                                         January 31, October 31,
                                                             2001       2000
                                                             -----      ----

ASSETS

CURRENT ASSETS

     Cash                                                 $    551    $  3,792
                                                          --------    --------

            Total Current Assets                               551       3,792

MINERAL LEASE - Note 3
                                                                --          --
                                                          --------    --------

                                                          $    551    $  3,792
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                        2,922       2,970
                                                          --------    --------

         Total Current Liabilities                           2,922       2,970
                                                          --------    --------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding                                      11,783      11,783

      Capital in excess of par value                        25,861      23,161

      Deficit accumulated during the exploration
           stage                                           (40,015)    (34,122)
                                                          --------    --------

          Total Stockholders' Deficiency                    (2,371)        822
                                                          --------    --------

                                                          $    551    $  3,792
                                                          ========    ========


    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
              For the three months ended January 31, 2001 and 2000
  and for the period November 16, 1999 (Date of Inception) to January 31, 2001

                             Three Months    Three Months
                                Ended           Ended        Inception to
                             January 31,      January 31,     January 31,
                                2001             2000            2001
                                ----             ----            ----


REVENUES                     $        --    $        --     $         --

EXPENSES                           5,893          13,593          40,015
                             -----------    ------------    ------------

NET LOSS                     $    (5,893)   $    (13,593)   $    (40,015)
                             ===========    ============    ============



NET LOSS PER COMMON SHARE

     Basic                   $        --    $         --
                             ===========    ============



AVERAGE OUTSTANDING
SHARES

     Basic                     11,783,220      3,756,148
                             ============    ============





    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

  For the three months ended January 31, 2001 and 2000 and for the period from November 16, 1999 (Date of Inception) to January 31, 2001


                                               Three months  Three Months
                                                   Ended        Ended      Inception to
                                                January 31,   January 31,    January 31,
                                                    2001         2000          2001
                                                    ----         ----          ----


CASH FLOWS FROM OPERATING
ACTIVITIES:


    Net loss                                       $ (5,893)   $(13,593)   $(40,015)


    Adjustments to reconcile net loss to net cash provided by operating activities:


         Capital contribution - expenses              2,700       2,700      13,500


         Change in accounts payable                     (48)         --       2,922
                                                   --------    --------    --------


             Net cash deficiency from operations     (3,241)    (10,893)    (23,593)
                                                   --------    --------    --------


CASH FLOWS FROM FINANCING
ACTIVITIES:


         Proceeds from issuance of common
         stock                                           --      22,640      24,144
                                                   --------    --------    --------


                                                         --      22,640      24,144
                                                   --------    --------    --------


Net Increase (Decrease)in Cash                       (3,241)     11,747         551



Cash at Beginning of Period                           3,792         --           --
                                                   --------    --------    --------


CASH AT END OF PERIOD                              $    551   $ 11,747     $    551
                                                   ========   ========     ========


    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2001
================================================================================

     1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see
     Note 3).

     Since inception the Company has completed Regulation D offerings of 11,783,220 shares of its common capital stock for cash.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods
     ------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy
     ---------------

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes
     ------------

     On January 31, 2001, the Company had a net operating loss carry forward of $40,015. The tax benefit of $12,025 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

     Basic and Diluted Net Income (Loss) Per Share
     ---------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                January 31, 2001
================================================================================



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalization of Mining Claim Costs
------------------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments
---------------------

The carrying amounts of financial instruments including cash and accounts payable are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                January 31, 2001
================================================================================

3.       MINERAL CLAIMS

The Company acquired 20 mineral claims known as the Rust Pond - Ghost Pond claims located 10km SE of Springdale and 2.5 km South of Roberts Arm in North-Central Newfoundland.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the properties have been expensed.

The claims may retained by the Company by the completion of yearly assessment work or a payment amounting to $2,000. The next assessment work is due in March 10, 2001.

4.   RELATED PARTY TRANSACTIONS

Related parties have acquired 51% of the common stock issued.

5.   GOING CONCERN

The Company will need additional working capital to be successful in its planned activity and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Subsequent to January 31, 2001 the Company did not renew the Rust Pond - Ghost Pond mineral claims in Newfoundland due to a management's forgetting the date of renewal. The claims have been given back to the Province of Newfoundland and will be auctioned off during the month of May.

Management has decided to enter an auction bid to reclaim the claims. There is no certain that management will be successful in its obtain to obtain these claims.

Management is now considering additional mineral claims for staking and or for purchase. No decision in this regard has been made to date.

The Company does not have adequate funds on hand to stake or purchase new mineral claims. To enter the auction bid for the Rust Pond mineral claims, one of the directors has supplied the required funds.

If the Company wishes to proceed with any exploration of future mineral claims it will require additional working capital since there are no funds in the Company at the present time. Management has not addressed the methods available to it to obtain adequate funding and therefore no decision has been made at this time.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLEN MANOR RESOURCES INC.


                               /s/ Michael Fisher
                ------------------------------------------------
                                 Michael Fisher
                             President and Director