Form 10KSB
period 2000-10-31
GLEN MANOR RESOURCES INC
filed 2001-05-14
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended October 31, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                  to
                                         -----------------   -------------------

         Commission File number                      0-31757
                                ------------------------------------------------

                            GLEN MANOR RESOURCES INC.
         --------------------------------------------------------------
                 (Exact name of Company as specified in charter)

                Nevada                                        98-0233452
--------------------------------------------     -------------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

Suite 303 - 730 2nd Avenue, N.W.
Calgary, Alberta, Canada                                       T2N 0E3
---------------------------                      -------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code               1-604-526-0751
                                                 -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
       None                                              None
---------------------------            -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
------------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes [X]     No [ ]            (2)      Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:    $       -0-
                                                             ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at October 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of October 31, 2000, the Company has 11,783,220 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

================================================================================

PART 1
------
                                                                                                    Page
                                                                                                    ----
ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               5

ITEM 3.          LEGAL PROCEEDINGS                                                                     5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   6

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                       6

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                                                                       6

ITEM 7.          FINANCIAL STATEMENTS                                                                  7

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            7

PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16 (a) OF THE EXCHANGE ACT
                                                                                                       7

ITEM 10.         EXECUTIVE COMPENSATION                                                               10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                        11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       12

PART IV
-------

ITEM 13.         EXHIBITS                                                                             13

                                     PART 1

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================


HISTORICAL OVERVIEW OF THE COMPANY

         The Company was incorporated on November 16, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at Suite 303 - 730 2nd Avenue, N.W., Calgary, Alberta, Canada T2N 0E3. (Tel: 604-526-0751).

         The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

         Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

         The Company owns one mineral property known as the `Rust Pond - Ghost Pond' Claims. It does not presently own any other mineral properties. The Company holds the rights to the minerals on the Rust Pond - Ghost Pond property until March 10, 2001. The land itself is owned by the Province of British Columbia (known as the "Crown"). If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before March 10, 2001 in the amount of $1,100 or pay a similar amount as cash-in-lieu to the Crown the rights to the minerals will expire and the property can be `staked' by another party. If the Company either does assessment work or pay cash-in-lieu the rights to the minerals on the Ghost Pond - Rust Pond claims will remain in good standing until March 10, 2002. So to retain the mineral rights for future years the Company will either have to pay cash-in-lieu of $2,000 each year or perform work on the property.

         Subsequent to October 31, 2000 the Company failed to pay cash in lieu or to perform assessment work on the mineral claim and lost the Rust Pong - Ghost Pond claim. The Company is in the process of biding to regain ownership of the mineral rights for these mineral claims.

         The Company has no revenue to date from the exploration of its mineral property, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

PLANNED BUSINESS

         In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.

         All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================


EXPLORATION OF THE RUST POND - GHOST POND CLAIMS

         The Company retained Timothy Froude, P. Geo. Of Topsail, Newfoundland, to summarize the geology and mineral potential on its mineral claims near Roberts Arm, Newfoundland. His report is dated March 2, 2000. The mineral claims were staked December 6, 1999 by Frank Renaudat on behalf of the Company and named "Glen" claim.

         The Glen property is host to numerous volcanogenic sulphide occurrences. Sporadic mineralization and alteration has been traced over a 2.3 km strike length of prospective volcanic terrain.

         The property is located approximately 6.3 miles southeast of Springdale and 1.6 miles south of Roberts Arm in north - central Newfoundland, N.T.S. 2E/5. Access to the property is provided via the Beothuck Trail (Route 380), which parallels the northwestern part of the property and by a well maintained logging road which crosses the southwestern part of the property via route 380.

          The Rust Pond - Ghost Pond Property consists of 20 claims held under license 7624M and are 100% owned by Glen Manor Resources Inc. First year assessment report on the property is due March 10, 2001. As noted above, the Company failed to paid either cash-in-lieu or performing assessment work on the mineral claims on or before March 10, 2001 therefore losing the rights to them.

         The Company was incorporated on November 16, 1999 and engaged the services of Frank Renaudat to "stake" a mineral claim for it in the Roberts Arm Group of Newfoundland. The claim, subsequently recorded as the `Rust Pond - Ghost Pond' claims, was "staked" on December 6, 1999. ("Staking" of a claim is the method used by the ministry of mines for the Province of British Columbia in verifying title to the minerals on Crown property).

         The Company has not identified any other mineral properties for staking and therefore has only the Rust Pond - Ghost Pond property. It is the intention of management to identify other properties of merit in the future but to date none have been identifies. In addition, the Company has filed a bid to regain the mineral rights to the Rust Pond - Ghost Pond property. There is no certainty that the Company will be able to re-acquire its ownership interest in the mineral rights to this property.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2000.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2000 the Company had 38 shareholders; three of these shareholders are officers and directors of the Company.

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

OVERVIEW

The Company was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at October 31, 2000 there were 11,783,220 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Glen claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Liquidity and Capital Resources
-------------------------------

As at October 31, 2000, the Company had $3,792 of assets, and $2,970 of liabilities, including cash or cash equivalents amounting to $3,792. The liabilities of $2,970 are amounts of $1,950 accrued for audit and accounting and $1,020 for Edgar filing fees.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Glen claim and has made no commitments to acquire any asset of any nature.

Results of Operations
---------------------

Since inception the Company has staked the Rust Pond - Ghost Pond Property claim and performed no exploration work on the claim. This is mainly due to the fact that on March 10, 2001 the Company lost its rights to the minerals on the claim due to not paying either cash-in-lieu or performing assessment work on the mineral claim.

================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================


The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to October 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.


                                    PART III

================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

================================================================================

The following table sets forth as of October 31, 2000, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                   Term as
                                                                  Director
           Name          Age         Position Held                 Since
           ----          ---         -------------                 -----

     Michael G. Fisher   42    President and Director               1999

     Qui Sung Poon       62    Secretary-Treasurer and              1999
                                  Director

     John L. Watson      54    Director                             1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

MICHAEL G. FISHER, 42, is an executive with more than 20 years traditional and new media experience. He graduated with a Bachelor of Arts degree in English from York University in Toronto. After graduating, he took a position as Assistant Managing Editor with the Northern Daily News in Kirkland Lake, Ontario. In 1983, he became a Staff Environment Reporter with the Sarnia Observer in Sarnia, Ontario. During his time with the Observer, he won the Thomson Newspapers National Award, in 1987, for environmental investigation, and the Canadian Press award, Honorable Mention, for profile writing in 1988. In 1989, he moved to the Calgary Sun, where he was Staff Medical Editor and Columnist. From 1999 to the present, he has been President of Verbmedia, in Calgary, Alberta, which is a consulting firm for media and new media and he has also been the Vice President of Corporate Strategy and Communications of Exxecom in Toronto, Ontario. He is a member of the Periodical Writers Association of Canada and the Canadian Association of Journalists.

QUI SUNG POON, 62, graduated from Quangzhou No. 7 Highschool in China in 1956. From 1956 to 1961 he attended Quanan Univeristy where he obtained a Bachelor of Chemical Engineering degree before becoming employed as a technician at the Guangzhou Usea Factory. In 1967 he become a technician at Chorga Usea Manufacturing Company of China and remained there until 1980 when he moved to Canada. He became general manager in 1980 for Canada Wing Holdings Ltd. - a company specializing in the import/export of products from Asia Pacific group of countries. In 1991 he became Vice-President of Canadian Connection Group, which developed investment opportunities in China. In 1991 be became a director and the president of Can-Chi/Can-Viet Group of Companies which specialized in the development of projects in China. In 1995, Mr. Poon became the Vice-President of Besron Holdings Limited, a company developing trade with south-east Asia. In 1999, he became president of his own company called Emperor Pacific Holdings Ltd., which is in the process of developing projects in Asia.

         JOHN WATSON, 54, studied Business Administration at the University of Prince Edward Island. From 1974 to 1976, he was Manager of Finance and Administration with Interdata of Canada Limited. In 1977, he moved to J. P. Stevens & Company (Canada) Limited where he became the National Sales Manager in 1979. While he was sales manager, the company increased sales 150% in two years, and increased profit margins by 50%. In 1981, he took a position with Standyne of Canada Limited where he became Manager of Distribution. In 1984, he commenced working for Kwik-Kopy Printing Canada Corporation as Vice President, Marketing. The company was a franchisor of printing and copy centers. Mr. Watson was the General Manager of Chick'n Deli Restaurants Limited from 1988 to 1990. From 1990-1997, he was Director of Franchise Sales of Anything Cycle Incorporated, which saw an increase in sales growth from 17 to 61 stores. Mr. Watson has operated as an independent contractor from 1998 to the present, doing home management and repairs.

         Although Michael G. Fisher, Qui Sung Poon and John Watson do not work full time for the Company, they plan to devote whatever time is required once the mineral property has an exploration program ready for its development. The President of the Company will spend approximately 25 hours a month on administrative and planning for the Company's future exploration program while the Secretary Treasurer will work for 15 hours per month to prepare corporate documents. Once development of the GLEN claim takes place, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to undertake the exploration program on behalf of the Company.

         There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Company.

         To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at October 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------

Michael G. Fisher          President and Director                    Form 3

Qui Sung Poon              Secretary-Treasurer/Director              Form 3

John Watson                Director                                  Form 3

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended October 31, 2000.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth as at October 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

        Name and Address                               Amount
          of Beneficial             Nature of      of Beneficial      Percent
             Owner                Ownership (1)      Ownership       of Class
             ------               ----------         ----------      --------

  MICHAEL G. FISHER                 Direct           3,000,000        25.45%
  Suite 303 - 720 2nd Avenue
  Calgary, Alberta
   Canada, T2N 0E3

       QUI SUNG POON                     Direct     2,500,000      21.22 %
       1128 Odlum Drive
        Vancouver,British Columbia
        Canada, V5L 3L7

       JOHN WATSON                       Direct       500,000      4.24 %
       28 Hiawatha Parkway
       Port Credit, Ontario
       Canada, L5G 3S2

       Directors and officers                       6,000,000     50.92 %
           as a group

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================


(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                          Page
-----------------                                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants                          15

Balance Sheet as at October 31, 2000                                                         16

Statement of Operations for the period from November 16, 1999 (Date of
         Inception) to October 31, 2000                                                      17

Statement in Changes in Stockholders' Equity for the period from November 16,
          1999 (Date of Inception) to October 31, 2000                                       18

Statement of Cash Flows for the period from November 16, 1999 (Date of
         Inception) to October 31, 2000                                                      19

Notes to the Financial Statements                                                            20




(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

================================================================================

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                          GLEN MANOR RESOURCES INC.

Date:   May 11, 2001                      By:  /s/ "Michael G. Fisher"
                                          -----------------------------------
                                                    Michael G. Fisher
                                                  President/Director

Date:   May 11, 2001                     By:    /s/  "Qui Sung Poon"
                                            ----------------------------------
                                                         Qui Sung Poon
                                                Secretary Treasurer and Director

ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board       Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                               Telephone 801-486-0096
                                                                             Fax 801-486-0098

Board of Directors
Glen Manor Resources Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at October 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the period November 16, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2000, and the results of operations, and cash flows for the period November 16, 1999 (date of inception) to October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                        /s/  "Andersen Andersen & Strong"
February 15, 2001

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                                October 31, 2000

ASSETS

CURRENT ASSETS

     Cash                                                              $  3,792
                                                                       --------

            Total Current Assets                                          3,792
                                                                       --------

OTHER ASSETS

      Mineral claims - Note 3                                                --
                                                                       --------

                                                                       $  3,792

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                 $  2,970
                                                                       --------

             Total Current Liabilities                                    2,970
                                                                       --------

STOCKHOLDERS' EQUITY

     Common stock
        200,000,000 shares authorized, at $0.001 par
        value, 11,783,220 shares issued and outstanding                  11,783

     Capital in excess of par value                                      23,161

     Deficit accumulated during the exploration stage                   (34,122)
                                                                       --------

           Total Stockholders' Deficiency                                   822
                                                                       --------

                                                                       $  3,792
                                                                       ========

     The accompanying notes are an integral part these financial statements.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS

    For The Period November 16, 1999 (date of inception) to October 31, 2000


REVENUES                                                           $         --

EXPENSES                                                                 34,122
                                                                   -------------
NET LOSS                                                           $    (34,122)
                                                                   ============


NET LOSS PER COMMON SHARE

     Basic                                                         $         --
                                                                   ============

AVERAGE OUTSTANDING SHARES

     Basic                                                           10,863,715
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For The Period November 16, 1999 (Date of Inception) to October 31, 2000


                                                                           CAPITAL IN
                                                  COMMON         STOCK      EXCESS OF      ACCUMULATED
                                                  SHARES         AMOUNT     PAR VALUE        DEFICIT
                                                  ------         ------     ---------        -------
BALANCE NOVEMBER 16, 1999 (DATE OF INCEPTION)        --      $       --    $       --     $       --

Issuance of common shares for cash at
     $0.001 - November and December, 1999     6,000,000           6,000            --             --

Issuance of common shares for cash at
     $0.002 - January 2000                    5,750,000           5,750         5,750             --

Issuance of common shares for cash at
     $0.20 - January 2000                        33,220              33         6,611             --

Capital contribution - expenses                      --              --        10,800             --

Net operating loss for the period
     November 16, 1999 to October 31, 2000           --              --            --        (34,122)
                                             ----------      ----------    ----------     ----------

BALANCE OCTOBER 31, 2000                     11,783,220      $   11,783    $   23,161     $  (34,122)
                                             ==========      ==========    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
    For The Period November 16, 1999 (Date of Inception) to October 31, 2000


CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                                    $(34,122)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable                                               2,970
          Contributions to capital - expenses                                      10,800
                                                                                 --------

               Net Cash Flows from Operations                                     (20,352)
                                                                                 --------

CASH FLOWS FROM INVESTING
    ACTIVITIES                                                                         --
                                                                                 --------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock                                   24,144
                                                                                 --------

     Net Increase in Cash                                                           3,792

     Cash at Beginning of Period                                                       --
                                                                                 --------

     CASH AT END OF PERIOD                                                       $  3,792
                                                                                 ========

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by officer - expenses                                   $ 10,800
                                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         Since its inception the Company has completed Regulation D offerings of 11,783,220 shares of its common capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On October 31, 2000, the Company had a net operating loss carry forward of $34,122. The tax benefit of $10,237 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

         The loss carry forward will expire in the year 2021.

         Basic and Diluted Net Income (loss) Per Share
         ---------------------------------------------

         Basic net income (loss) per share amounts are computed using the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in this report.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Capitalization of Mining Claim Costs
         ------------------------------------

         Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral claims acquired are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       MINERAL CLAIMS

         The Company acquired a 20 mineral claims known as the Rust Pond - Ghost Pond claims located 10 km SE of Springdale and 2.5 km S Roberts Arm in North - Central Newfoundland.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The claims may be retained by the Company by the completion of yearly assessment or a payment amount to $2,000. The next assessment work is due on March 10, 2001.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 51% of the common shares.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activity and continuation of the Company as a going concern and is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.