Form 10QSB
period 2001-04-30
GLEN MANOR RESOURCES INC
filed 2001-06-14
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2001
                               ------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission File number              0-31757
                       --------------------------------------------------------


                            GLEN MANOR RESOURCES INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                     98-0233452
--------------------------------------------                 -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

303 - 720 2ND Avenue
Calgary, Alberta, Canada                                             T2N 0E3
------------------------------------                           -----------------
(Address of principal executive offices)                            (Zip Code)

                                  403-283-4507
           ----------------------------------------------------------
               Registrant's telephone number, including area code


    -------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class                        Outstanding as of April 30, 2001
     -----------------------------------        --------------------------------
       Common Stock, $0.001 per share                     11,783,220

                                      INDEX

                                                                     Page Number

PART I

        ITEM 1.  Financial Statements (unaudited) .........................    4

                 Balance Sheet as at April 30, 2001 and
                           October 31, 2000 ...............................    5

                 Statement of Operations
                    For the three months ended April 30, 2001 and
                    2000, for the six months ended April 30, 2001 and
                    2000, and for the period from November 16, 1999
                    (Date of Inception) to April 30, 2001 ..................   6

                 Statement of Cash Flows
                    For the six months ended April 30, 2001
                    and 2000, and for the period from
                    November 16, 1999 (Date of
                    Inception) to April 30, 2001 ............................  7
                 Notes to the Financial Statements ..........................  8

        ITEM 2.  Plan of Operations ......................................... 11

PART 11          Signatures.................................................. 12

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at April 30, 2001 and the statement of operations for the three and six months ended April 30, 2001 and 2000 and statement of cash flow for the six months ended April 30, 2001 and 2000, and for the period from November 16, 1999 (date of inception) to April 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                       April 30, 2001 and October 31, 2000

                                                                                   April 30,      October 31,
                                                                                     2000           2001
                                                                                     ----           ----
ASSETS

CURRENT ASSETS

     Cash                                                                          $   --          $  3,792
                                                                                   -------         --------

         Total Current Assets                                                           --            3,792

MINERAL LEASE - Note 3                                                                  --               --
                                                                                   -------         --------
                                                                                   $    --         $  3,792
                                                                                   =======         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank overdraft                                                                $    34         $    --
     Accounts payable                                                                3,350            2,970
                                                                                   -------         --------

         Total Current Liabilities                                                   3,384            2,970
                                                                                   -------         --------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding                                                              11,783           11,783

      Capital in excess of par value                                                28,561           23,161

      Deficit accumulated during the exploration
           stage                                                                   (43,728)         (34,122)
                                                                                  --------         --------


          Total Stockholders' Deficiency                                            (3,384)             822
                                                                                  --------         --------

                                                                                  $     --         $  3,792
                                                                                  ========         ========

    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
               For the three months ended April 30, 2001 and 2000
   and for the period November 16, 1999 (Date of Inception) to April 30, 2001



                                Three        Three           Six             Six
                                Months       Months         Months          Months
                                Ended        Ended          Ended           Ended         Inception to
                               April 30,    April 30,      April 30,       April 30,        April 30,
                                2001          2000           2001            2000            2001
                                ----          ----           ----            ----            ----
REVENUES                     $      --    $         --    $         --    $         --    $         --

EXPENSES                         3,713           7,347           9,606          20,954          43,728
                             ---------    ------------    ------------    ------------    ------------

NET LOSS                     $  (3,713)   $     (7,347)   $     (9,606)   $    (20,954)   $    (43,728)
                             =========    ============    ============    ============    ============



NET LOSS PER COMMON SHARE

     Basic                   $      --    $         --   $          --    $         --
                             =========    =============   ============    ============


AVERAGE OUTSTANDING SHARES

     Basic                  11,783,220      11,783,220      11,783,220      10,151,016
                           ===========    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

    For the six months ended April 30, 2001 and 2000 and for the period from November 16, 1999 (Date of Inception) to April 30, 2001

                                                 Six months  Six Months
                                                   Ended       Ended      Inception to
                                                 April 30,    April 30,      April 30,
                                                   2001         2000          2001
                                                   ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                       $ (9,606)   $(20,954)   $(43,728)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Capital contribution - expenses              5,400       5,400      16,200
         Change in accounts payable                     414          --       3,384
                                                   --------    --------    --------

             Net cash deficiency from operations     (3,792)    (15,554)    (24,144)
                                                   --------    --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of common
          stock                                          --      22,640      24,144
                                                   --------    --------    --------

                                                         --      22,640      24,144
                                                   --------    --------    --------

Net Increase (Decrease) in Cash                      (3,792)      7,086          --

Cash at Beginning of Period                           3,792          --          --
                                                   --------    --------    --------

CASH AT END OF PERIOD                              $     --    $  7,086    $     --
                                                   ========    ========    ========

    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2001
===============================================================================

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

     Income Taxes
     ------------

     On April 30, 2001, the Company had a net operating loss carry forward of $43,728. The tax benefit of $13,118 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

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

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2001
================================================================================

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

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2001
================================================================================

3.       MINERAL CLAIMS

The Company acquired 20 mineral claims known as the Rust Pond - Ghost Pond claims located 10km SE of Springdale and 2.5 km South of Roberts Arm in North-Central Newfoundland.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the properties have been expensed.

The claims expired on March 10, 2001 and the Company is competitively bidding to reinstate the property in Newfoundland.


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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Subsequent to January 31, 2001 the Company did not renew the Rust Pond - Ghost Pond mineral claims in Newfoundland due to management's forgetting the date of renewal. The claims have been given back to the Province of Newfoundland and were auctioned off during the month of May. Management decided to enter an auction bid to reclaim the claims and was successful in obtaining the claims back for the Company. The claims are in good standing for another year.

The Company does not have adequate funds on hand to undertake any assessment work on these claims at the present time. No decision has been made at this time as to how the Company will obtain additional financing.

The Company has filed a Form 211 with the NASD Regulators, Inc. in hopes of obtaining a listing on the OTC Bulletin Board. At the present time the Company is answering various deficiencies asked by the NASD. Management is hopeful that it will obtain a quotation on the OTC Bulletin Board but is unable to determine the time this might occur.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLEN MANOR RESOURCES INC.



                              /s/ "Michael Fisher"
                   -----------------------------------------
                                 Michael Fisher
                             President and Director


                              Dated: June 14, 2001