Form 10QSB
period 2001-07-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

26

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2001
                                            ---------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-31757
                                  -------


                             GLEN  MANOR  RESOURCES  INC.
                             ----------------------------
               (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                       98-0233452
          ------                                       ----------
(State  or  other  jurisdiction  of                   (I.R.S.Employer
incorporation  or  organization)                     Identification No.)

123  Paseo  de  la  Loma,  Upper  La  Floresta
Ajijic,  Jalisco,  Mexico                                       45920
-------------------------                                   ---------
(Address  of  principal executive offices)                 (Zip Code)

                               011-52-376-766-0550
               -----------------------------------
               Registrant's  telephone  number,  including  area  code

                                      N/A
                               ----------------
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  July  31,  2001
          ----------                    ------------------------------------

   Common  Stock,  $0.001  per  share                  11,783,220
                                                       ==========

                                      INDEX





                                                                         Page
                                                                       Number
                                               ------------------------------
PART 1.. . . . FINANCIAL INFORMATION

    ITEM 1.    Financial Statements (unaudited)                              3

               Balance Sheet as at July 31, 2001 and October 31,
                  2000                                                       4

               Statement of Operations
                  For the three months ended July 31, 2001 and
                  2000, for the nine months ended July 31, 2001
                  and 2000, and for the period from November 16,
                  1999 (Date of Inception) to July 31, 2001. . .             5

               Statement of Cash Flows
                  For the nine months ended July 31, 2001 and
                  2000 and for the period from November 16, 1999
                  (Date of Inception) to July 31, 2001 . . . . .             6

               Notes to the Financial Statements           .. . .            7

    ITEM 2...  Management's Discussion and Analysis or Plan of Operation    10

PART 11. . .   OTHER INFORMATION             .                              20

    ITEM 1.. . LEGAL PROCEEDINGS                                            20

    ITEM 2..   CHANGES IN SECURITIES                                        20

    ITEM 3...  DEFAULTS UPON SENIOR SECURITIES                              20

    ITEM 4.   .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

    ITEM 5..   OTHER INFORMATION                                            20

    ITEM 6..   EXHIBITS AND REPORTS ON FORM 8-K                             20

               SIGNATURES                                                   21

               CERTIFICATE - SARBANES-OXLEY ACT OF 2002                  22-25

                         PART 1 - FINANCIAL INFORMATION


ITEM  1.   FINANCIAL  STATEMENTS


The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at July 31, 2001 and the statement of operations for the three and nine months ended July 31, 2001 and 2000 and statement of cash flow for the nine months ended July 31, 2001 and 2000, and for the period from November 16, 1999 (date of inception) to July 31, 2001 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                       July 31, 2001 and October 31, 2000

                      (Unaudited - Prepared by Management)





                                                           JULY 31,           October 31,
                                                             2001                2000
ASSETS

CURRENT ASSETS

         Cash . . . . . . . . . . . . . . . . . . . . .  $         86   $           3,792
                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .  $      2,070   $               -
     Accounts payable . . . . . . . . . . . . . . . . .         3,895               2,970
                                                         -------------  ------------------

         Total Current Liabilities. . . . . . . . . . .         5,965               2,970
                                                         -------------  ------------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .        11,783              11,783

      Capital in excess of par value. . . . . . . . . .        31,261              23,161

      Deficit accumulated during the exploration
           stage. . . . . . . . . . . . . . . . . . . .       (48,923)            (34,122)
                                                         -------------  ------------------

          Total Stockholders' Deficiency. . . . . . . .        (5,879)                822
                                                         -------------  ------------------

                                                         $         86   $           3,792
                                                         =============  ==================






    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

           For the three months ended July 31, 2001 and 2000, for the nine months ended July 31, 2001 and 2000 and
      for the period November 16, 1999 (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)





                                                                Nine          Nine
                             Three Months                      Months        Months
                                Ended        Three Months       Ended         Ended
                               July 31,          Ended         July 31,      July 31,     INCEPTION TO
                                 2001        July 31, 2000       2001          2000       JULY 31, 2001
                             ---------------               ---------------  ------------  ------------
REVENUES . . . . . . . . .  $           -   $            -   $         -   $         -   $            -

EXPENSES . . . . . . . . .          5,194            3,159        14,801        29,209           48,923
                            --------------  ---------------  ------------  ------------  ---------------

NET LOSS . . . . . . . . .  $      (5,194)  $       (3,159)  $   (14,801)  $   (29,209)  $      (48,923)
                            ==============  ===============  ============  ============  ===============



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $           -   $            -   $         -   $         -
                            ==============  ===============  ============  ============


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     11,783,220       11,783,220    11,783,220    10,617,217
                            ==============  ===============  ============  ============






    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

    For the nine months ended July 31, 2001 and 2000 and for the period from November 16, 1999 (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)





                                                   Nine months    Nine Months
                                                      Ended          Ended       INCEPTION TO
                                                    July 31,       July 31,        JULY 31,
                                                      2001           2000            2001
                                                   -------------                -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . . .  $    (14,801)  $    (29,209)  $     (48,923)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Capital contribution - expenses . . . .         8,100          8,100          18,900
         Change in accounts payable - related
             party . . . . . . . . . . . . . . .         2,070              -           2,070
         Change in accounts payable. . . . . . .           925          2,250           3,895
                                                  -------------  -------------  --------------

             Net cash deficiency from operations        (3,706)       (18,859)        (24,058)
                                                  -------------  -------------  --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         stock . . . . . . . . . . . . . . . . .             -         24,144          24,144
                                                  -------------  -------------  --------------

                                                             -         24,144          24,144
                                                  -------------  -------------  --------------

Net Increase (Decrease) in Cash. . . . . . . . .        (3,706)         5,285              86

Cash at Beginning of Period. . . . . . . . . . .         3,792              -               -
                                                  -------------  -------------  --------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $         86   $      5,285   $          86
                                                  =============  =============  ==============


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contribution of capital by
          officers - expenses           $   8,100   $   8,100   $  18,900





    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2001

                      (Unaudited - Prepared by Management)


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

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On July 31, 2001, the Company had a net operating loss carry forward of $48,923. The tax benefit of $14,677 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

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

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  July 31, 2001

                      (Unaudited - Prepared by Management)



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Mining  Claim  Costs
--------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments including cash and accounts payable are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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

Financial and Concentrations Risk
---------------------------------

The  Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows
-----------------------

For the purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2001

                      (Unaudited - Prepared by Management)



3.     MINERAL  CLAIMS

The Company acquired 20 mineral claims known as the Rust Pond - Ghost Pond claims located 10km SE of Springdale and 2.5 km South of Roberts Arm in North-Central Newfoundland.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the properties have been expensed.

The  claims  expired  on  March  10,  2001  and the Company competitively bid to reinstate the property in Newfoundland. It was successful in its bid and the claims are in good standing for the next year. The Company did not renew the claims in 2002 and they expired giving the Company no further interest in the claims.

The claims expired on June 25, 2002 and the Company has not renewed them.


4.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 51% of the common stock of the Company and have demand, no interest loans of $2,070.


5.   GOING  CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company had developed a strategy, which it believes will accomplish this objective through additional contributions to capital by officers, additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

Management's  Plan  of  Operation

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission (the "SEC").


The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RISK  FACTORS

The following represents a list of risk factors which must be taken into consideration when evaluating the merits of the Company.

1. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares will initially, and may always be, covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when they are finally quoted.

2.     BLUE  SKY  CONSIDERATIONS

Because the common shares of the Company have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, holders of these shares and future investors, if any, who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential market.

3.     FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS AND/OR RIGHTS WILL HAVE A
       DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

4.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

The management of the Company, either directly or indirectly, owns 6,000,000 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

5. THE COMPANY'S DIRECTORS AND OFFICERS ARE RESIDENT OUTSIDE OF THE UNITED STATES AND THEREFORE, IT MAY BE DIFFICULT FOR INVESTORS TO EFFECT SERVICE OF PROCESS

Since all of the directors and officers are resident outside of the United States (the "US"), it may not be possible to effect service of process upon such directors and officers. All or a substantial portion of the assets of such directors and officers may be located outside of the US, and accordingly there may be difficulty, increased costs involved, in enforcing judgments obtained in US courts against such directors and officers. Similarly, essentially all of the Company's assets are located outside the US and there may be difficulties in enforcing judgments obtained in US courts against the Company. Furthermore, it would be difficult for investors to commence an original action in Canadian courts to enforce liabilities based upon U.S. federal securities laws against the Company or any of the Company's directors and officers resident outside the U.S. because it is outside the jurisdiction of Canadian courts to enforce liabilities based upon U.S. federal securities laws.

6.     TIME  SPENT  BY  DIRECTORS  AND  OFFICERS  ON  THE AFFAIRS OF THE COMPANY

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month. Management might have to seek out professionals in the mining industry to assist it in the exploration of its mineral property. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

7.     LACK  OF  MINERAL  EXPLORATION  EXPERIENCE  BY  MANAGEMENT

The Company's management has not had direct experience in the management or operation of any business engaged in the mineral exploration industry. This lack of experience may make the Company more vulnerable than others to certain risks, and it may also cause the Company to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. Management's lack of previous experience in the mineral exploration industry could have a material adverse effect on the future operations and prospects of the Company.

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  INCEPTION

The Company has cumulative net loss from the date of its inception to July 31, 2001 of $48,923. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

9.     GOING  CONCERN  CONCEPT

As mentioned under 8 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2000 as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The auditors are alerting readers of the financial statements that there is substantial doubt as to whether or not the Company will survive as a going concern if it does not address its immediate cash flow requirements.

10.     DIVIDEND  POLICY

The Company has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends.

11.     CONFLICT  OF  INTEREST

Certain of the directors of the Company also serve as directors of other companies involved in various projects, and consequently there exists the possibility for such directors to be in a position of conflict. Any decision made by such directors involving the Company will be made in accordance with the duties and obligations of directors to deal fairly and in good faith with the Company and such other companies. In addition, such directors must declare, and refrain from voting on, any matter in which such directors may have a conflict of interest. The Company believes that no material conflicts of interest currently exist.

12.     LIMITED  OPERATING  HISTORY

The Company began its business on November 16, 1999. As a result, the Company has had a limited history of operations. Accordingly, the Company is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration industry and the competitive and regulatory environment in which the Company will operate. Since inception the Company has never been profitable and there can be no assurance the Company's operations will ever be profitable.

13.     THE  COMPANY  IS  IN  THE  EXPLORATION  STAGE

The Company is in the business of exploring natural resource properties, which is a highly speculative endeavor. The resource property in which the Company holds an interest is in the exploration stage only and is without a known body of commercial ore. There is no assurance the Company's exploration activities will result in any discoveries of commercial ore. The long-term profitability of the Company's operations will be in part directly related to the cost and success of its exploration activities. If the Company fails to discover any bodies of commercial ore, the Company will have to raise funds through the sale of equity securities so that the Company can continue in the business of exploring natural resource properties.

14.     INDUSTRY  RISKS

Mineral exploration, particularly for gold, is highly speculative in nature, frequently is nonproductive, and involves many risks, including, without limitation, unforeseen geological formations, cave-ins, environmental concerns and personal injury. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. Moreover, an extended period of time may be needed to develop the Company's mineral property. Because the market prices of any minerals produced are subject to fluctuation, the economic feasibility of production may change during this period of time of development. Another factor is that the Company will use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to commence or continue extraction work. These estimates generally rely on scientific estimates and economic assumptions, which in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans. There can be no assurance that the Company's mineral exploration activities will be successful or profitable.

15.     LACK  OF  PROVEN  RESERVES

The economic viability of a mineral property cannot be determined until extensive exploration and development have been conducted and a more comprehensive feasibility study performed. To date the Company has not done any sampling of soils or rocks located on its mineral property. Consequently, the Company has been unable to ascertain with certainty whether adequate minerals reserves sufficient for profitable operations exist.

16. THE COMPANY MAY FAIL TO COMPLY WITH ALL OF THE FEDERAL, PROVINCIAL AND LOCAL GOVERNMENT REGULATIONS PERTAINING TO ITS BUSINESS OPERATIONS AND THEREBY BE SUBJECT TO PENALTIES OR BE PREVENTED FROM IMPLEMENTING ITS BUSINESS PLAN

There can be no guarantee the Company will be able to obtain all necessary permits and approvals from various federal, provincial and local governmental authorities that may be required in order to undertake exploration activity or commence construction or operation of mine facilities on the Company's property. If the Company is unable to obtain any of the necessary permits, the Company will not be able to conduct exploration activities on its resource property and will lose the opportunity to discover minerals. The Company's inability to conduct exploration activities on its resource property may have a material adverse effect on the Company's business.

17. THE COMPANY'S BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATION AND THE COST OF COMPLIANCE MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S PROFITABILITY

Currently, there are no environmental regulations that materially impact the Company because exploration activities are at an early stage. Reclamation work, that is, restoring the property to its original state, is minimal because exploration activities have virtually no environmental impact. Any remedial environmental reclamation consists of slashing underbrush so that wildlife movement is not hampered and basic re-seeding operations. However, all phases of the Company's operations will be subject to environmental regulation in the jurisdiction in which it operates when the Company begins drilling operations. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner, which means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulation has a potential to reduce the profitability of operations. There is no assurance that future changes in environmental regulation, if any, will not have an adverse effect on the Company's operations.

18. THE PROPERTY MAY BE SUBJECT TO ABORIGINAL PEOPLE'S LAND CLAIMS WHICH COULD ADVERSELY EFFECT THE COMPANY'S EXPLORATION ACTIVITIES

The Company's property may, in future, be the subject of aboriginal peoples' land claims. The legal basis of a land claim is a matter of considerable complexity and the impact of a land claim settlement cannot be predicted with any degree of certainty, and no assurance can be given that a broad recognition of aboriginal rights by way of a negotiated settlement or judicial pronouncement would not have an adverse effect on the Company's activities, including the loss of the ability to conduct further exploration on the Company's property.

19. THE COMPANY'S PROPERTY MAY BE SUBJECT TO UNREGISTERED AGREEMENTS, TRANSFERS OR CLAIMS AND TITLE MAY BE ADVERSELY AFFECTED BY UNDETECTED DEFECTS

The property may be subject to unregistered agreements, transfers or claims and title may be adversely affected by undetected defects. The Company has not conducted a survey of its property and therefore, the precise area and location of the property may be in doubt. There is no guarantee that title to such property will not be challenged or impugned.

20.       COMPETITION  WITHIN  THE  MINING  INDUSTRY

Competition within the mining industry is very competitive. The Company will have to compete with other companies who are better known and have more available funds. The Company might find it difficult to obtain financing or stake properties of merit.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has is $86 in cash. Its outstanding accounts payable are $5,965 of which $2,070 is due to related parties. The breakdown of accounts payable owed to third parties is as follows:





Creditor                          Amount owed
---------------------             -----------
Auditors. . . . . . .  i            $  500
Accountant. . . . . .  ii            2,100
Edgar filing fees . .  iii             608
Office services . . .  iv              664
Transfer agent's fees  v                23
                                    ------
                                    $3,895
                                    ======




(i) Represents an accrual for the review of the financial statements contained in this Form 10-QSB.

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31, 2001.

(iii)   Represents  charges  for  filing  information  on  the  Edgar  system.

(iv)    Represents  unpaid  charges  for  fax,  photocopying  and  delivery.

(v)     Miscellaneous  charges  due  to  the  Company's  transfer  agent.

The amount of $2,070 owed to related parties has no fixed repayment terms and bears no interest.

There has been no change in the Company's financial position since its last fiscal year.

The Company will require additional funds to meet the above noted obligations to creditors.

The  Company  has  incurred certain expenses during the period ended as follows:





EXPENDITURE                              AMOUNT
Accounting and audit. . . . .  i         $2,850
Bank charges. . . . . . . . .                91
Consulting fees . . . . . . .  ii         1,000
Edgar filings . . . . . . . .  iii          812
Management fees . . . . . . .  iv         4,500
Office. . . . . . . . . . . .  v            701
Rent. . . . . . . . . . . . .  vi         2,700
Telephone . . . . . . . . . .  vii          900
Transfer agent's fees . . . .  viii       1,247
                                         ------
               Total expenses          $ 14,801
                                       ========




i. The Company is charged $500 in fees by its auditors for the review of this Form 10-QSB and other Form 10-QSB prepared during the year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this and other Form 10-QSB and $750 for the Form 10-KSB.

ii. Consulting fees represent assistance given to management in the preparation of the Form 10-SB filed with the SEC.

iii. The Company used the services of an independent Edgar filer, RCI Group, Washington, DC, to file its various Form 10-QSBs and 10-KSB.
---------------------------------------------------------------------

iv. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the
       Balance Sheet.   The Company will not, in the future, be responsible
       for  paying  either  cash  or  settling this debt by way of shares.

v. The Company has incurred various office expenses comprising photocopying, printing, fax and delivery.

vi. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense
       should be reflected as an operating expense.   Therefore, the Company has
       accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii.   The  Company  does  not  have  its  own  telephone  number but uses the
       telephone  number  of its President.    Similar to management fees and
       rent, the Company accrues an amount of $100 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

viii. Represents various miscellaneous charges from Nevada Agency & Trust Company who acts as the transfer agent for the Company.

Estimated  expenses required  over  twelve  months  and  required  funds:
----------------------------------------------------------------





                         Requirements        Current          Required
                             for            Accounts         funds for
Expenditures            twelve months        Payable       twelve months
---------------------  --------------  ---------          --------------
Accounting and audit. 1  $   5,500     $     2,600      $      8,100
Bank charges. . . . .           60          -                     60
Filing fees . . . .   2        760             608             1,368
Office. . . . . . .   3        500             664             1,164
Transfer agent's fees 4      1,200              23             1,223
                         ---------  --------------            ------

  Estimated expenses.    $   8,020      $    3,895       $    11,915
                           =======       =========            ======




Since the Company has not paid cash for management fee, telephone and rent, no consideration has been given to these expenses. For the present time, the Company does not anticipate paying cash for the above three mentioned expenses since it does not have the funds to do so. If, and when funds are available, the Company will pay third party creditors first.
Since the mineral claim lapsed in 2002 without being re-staked or assessment work performed on it, no accrual of exploration expenses has been made in the above noted analysis of expenses to be paid during the forthcoming twelve months.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon.

2. In the future the Company will be using an independent Edgar filer who will be charging $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. Included in filing fees is an amount paid each year to the State of Nevada for filing the List of Directors and Officers to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $260.

3. Based on prior years, management has estimated a charge of $500 to cover the cost of photocopying, fax and courier.

4. The fee charges by Nevada Agency & Trust Company, Reno, Nevada, for acting as transfer agent for the Company is $1,200 annually. At this time, management is unable to estimate any other future charges from its transfer agent and therefore has accounted for only the annual fee.

As mentioned previously, the Company does not have sufficient funds to pay any of the above noted expenses other than if its directors and officers continue to contribute funds to the Company.

The Rust Pond - Ghost Pond claim in Newfoundland, Canada, expired on June 25, 2002. The claim was not renewed due to lack of money. At the present time, the Company does not anticipate acquiring another mineral claim until such time as it has the funds to do so.


RESULTS  OF  OPERATIONS
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.

The Company is not expecting to purchase any new plant or significant equipment or disposal of any assets during the next period.

The  Company does not expect any significant changes in the number of employees.

                         PART 11.     OTHER INFORMATION


ITEM  1.   LEGAL  PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

There  has  been  no  change  in  securities  during  the  period.

ITEM  3.   DEFAULTS  IN  SENIOR  SECURITIES

NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NOT  APPLICABLE

ITEM  5.   OTHER  INFORMATION

NONE

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


(1) Articles of Incorporation incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000; and

(2) By laws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            GLEN MANOR RESOURCES INC.
                                  (Registrant)


                         By:     /s/  "Micharel Fisher"
                         ---     ----------------------
                                   Michael Fisher
                               President and Director

Date:  May 6, 2003


                            By:     /s/ "John Watson"
                            ---     -----------------
                                      John  Watson
                           Secretary Treasurer and Director

Date:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  Fisher,  certify  that:

1. I have reviewed this quarterly report on form 10-QSB of Glen Manor Resources Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

    B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

    C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003                  Michael  Fisher,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending July 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                   /S/ Michael Fisher, President and Director

Date:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  John  Watson,  certify  that:

1. I have reviewed this quarterly report on form 10-QSB of Glen Manor Resources Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

   B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

   C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 6, 2003       John  Watson,  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending July 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ John Watson, Secretary Treasurer and Director

Date:  May 6, 2003