Form 10KSB
period 2001-10-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          October  31,  2001
                                               ------------------

(  ) TRANSACTION  REPORT  UNDER  TO  SECTION  13  OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transaction  period  from               to

           Commission  File  number          0-31757
                                             -------

                            GLEN  MANOR  RESOURCES  INC.
                            ----------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Nevada                                             98-0233452
          ------                                             ----------
State or other jurisdiction of incorporation      (I.R.S. Employee I.D.No.)
or  organization

123  Paseo  de  la  Loma,  Upper  La  Floresta,
Ajijic,  Jalisco,  Mexico                                    45920
                                                             -----
(Address  of  principal  executive offices)               (Zip Code)

Issuer's  telephone  number,  including area code       011-52-376-766-0550
                                                      ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share               Name of each exchange on which registered
       None                                         None
----------------                            --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at October 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 31, 2001, the Company has 11,783,220 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  to  under  Part  1V

                                TABLE OF CONTENTS


                                     PART 1
                                     ------
                                                                         Page
                                                                         ----


ITEM 1.     DESCRIPTION OF BUSINESS                                          4


ITEM 2.     DESCRIPTION OF PROPERTY                                         11

ITEM 3.     LEGAL PROCEEDINGS                                               12

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS             13

                                        PART 11

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        13


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       13

ITEM 7.     FINANCIAL STATEMENTS                                            17


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                             17

                                       PARY 111

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
            ACT                                                             18

ITEM 10.    EXECUTIVE COMPENSATION                                          21

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
            MANAGEMENT                                                      22

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  23

                                       PART 1V

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                24

            SIGNATURES                                                   25-29

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY

     The Company was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or no affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassifications, mergers, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     The Company's offices are located at 123 Paseo de la Loma, Upper La Floresta, Ajijic, Jalisco, Mexico, 45920. (Telephone: 011-52-376-766-0550.).

     The Company's Articles of Incorporation currently provided that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As at October 31, 2001, there were 11,783,200 shares outstanding.

     At the present time, the Company is engaged in the exploration of a mineral claim. No ore body has been discovered due to no exploration work having been done on its mineral claim. The Company is purely an exploration company.

     Management anticipates the Company's shares might be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB") but at the present time there is no guarantee the Company's shares will be qualified for a quotation.

     Presently, the Company owns one mineral property known as the 'Rust Pond - Ghost Pond' claims; known also as the "Glen" claim. It does not presently own any other mineral properties. The Company holds the rights to the minerals on the Rust Pond - Ghost Pond property until June 25, 2002. The land itself is owned by the Province of Newfoundland (known as the "Crown"). If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before June 25, 2002 in the amount of $1,100.

     The Company was unable to maintain its mineral claim in good standing as at June 25, 2002 as mentioned above and the rights thereto lapsed thereby eliminating any further interest in the Rust Pond-Ghost Pond claims. The Company has not identified any other mineral claims or assets for acquisition and hence might cease to exist as a company unless a property or another asset can be found.

     Before the expiry of the Glen claim, the Company had no revenue from its mineral property. During the last two years, the Company has the rights to the minerals on the Glen claim but did not undertake any exploration activities.

     To obtain future funding for the Company the directors and officers will Have to consider advancing funds to maintain the Company in good standing.

     The Company does not have any full time employees and the directors devote such time as required to attend to the affairs of the Company. If the Company obtains another mineral property it will use the services of consultants since the directors do not have any background in the mining industry.

     The Company has not delivered any of its financial statements, since its inception, to shareholders or held an Annual Meeting of Stockholders. It is the intention of management to do so once it has the available funds to allow it to print and distribute material to the shareholders. The Company has filed with the Securities and Exchange Commission various forms such as 10-QSB and 10-KSB.

     The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

     The  Company  presently  does  not  have  an  Internet  address.

PLANNED  BUSINESS

     When used in this discussion, the words "believe", "anticipate", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission ("SEC").

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

     Since all of the directors and officers are resident outside of the United States (the "US"), it may not be possible to effect service of process upon such directors and officers. All or a substantial portion of the assets of such directors and officers may be located outside of the US, and accordingly there may be difficulty or, increased costs involved, in enforcing judgments obtained in US courts against such directors and officers. Similarly, essentially all of the Company's assets are located outside the US and there may be difficulties in enforcing judgments obtained in US courts against the Company. Furthermore, it would be difficult for investors to commence an original action in Canadian courts to enforce liabilities based upon U.S. federal securities laws against the Company or any of the Company's directors and officers resident outside the U.S. because it is outside the jurisdiction of Canadian courts to enforce liabilities based upon U.S. federal securities laws.

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

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION
       DEVELOPMENT.

     The Company has cumulative net loss for the date of its inception to October 31, 2001 of $54,720. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

9.     GOING  CONCERN  CONCEPT

     As mentioned under 8 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2001 as follows:

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


16. THE COMPANY MAY FAIL TO COMPLY WITH ALL OF THE FEDERAL, PROVINCIAL AND LOCAL GOVERNMENT REGULATIONS PERTAINING TO ITS BUSINESS OPERATIONS AND THEREBY BE SUBJECT TO PENALTIES OR BE PREVENTED FROM IMPLEMENTING IT BUSINESS PLAN

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

     The Company hopes to acquire mineral properties in other areas beside the Province of Newfoundland and plans to enter into either purchase agreements, staking or joint venturing in order to build up its inventory of properties.

                        ITEM 2. DESCRIPTION OF PROPERTIES


THE  GLEN  (RUST  POND  -  GHOST  POND)  CLAIM

a.     Location  of  the  Glen  (Rust  -Ghost)  property

     The Company retained Timothy Froude, Professional Geologist of Topsail, Newfoundland, to summarize the geology and mineral potential on its mineral claims near Roberts Arm, Newfoundland. His report is dated March 2, 2000. The mineral claims were staked December 6, 1999 by Frank Renaudat on behalf of the Company and named "Glen" claim.

     The property is located approximately 6.3 miles southeast of Springdale and
1.6 miles south of Roberts Arm in north - central Newfoundland, N.T.S. 2E/5. Access to the property is provided via the Beothuck Trail (Route 380), which parallels the northwestern part of the property and by a well maintained logging road which crosses the southwestern part of the property via route 380.

     The Glen claim consists of 20 claims held under license 7624M and are, as at October 31, 2001, 100 percent owned by Glen Manor Resources Inc.

b.     History  of  work  on  the  Glen  claim

     The Rust Pond - Ghost Pond area, where the Glen claim is located, was included in the extensive Brinex concession granted by the Newfoundland government in 1955. Initial exploration work in the area was undertaken following discovery of sulphide mineralization along road cuts of the Roberts Arm highway in 1957. Soon thereafter in 1959, a Brinex - New Jersey Zinc joint venture resulted in discovery of numerous mineralized boulders in the Ghost Pond area, as well as a small showing, dubbed the `Spruce Root Showing'.

     Subsequent investigations led to a five-hole diamond drill program by Brinex in 1961. Three holes drilled at Round Pond failed to intersect any significant mineralization, however, one of the two holes at Rust Pond, 61-5, was highlighted by a 11.4 foot intersection of copper mineralization grading 1.73% copper. A further eight holes were drilled in 1962 of which most holes intersected significant copper mineralization.

     Other joint venture agreements with Cominco (1964-1969) and Noranda Exploration Company Limited, another large Canadian Mining Company, (1972-1973) led to recent exploration programs in the area that failed to delineate new targets. Later in 1975, Texas Gulf, with joint venture partner Brinex, carried out detailed geological, geochemical & geophysical surveys near Ghost Pond which led to drilling of three diamond drill holes. The best drill intersection returned values of 1.13% Zinc over 4 feet, the results were considered disappointing and the property was abandoned.

     In 1981-82, Billington Canada Ltd. optioned property including the Ghost Pond- Rust Pond area and proceeded with a program of line cutting, geological mapping, soil sampling, and a geophysical program of VLF and IP. Most of this work was carried out to the west of the Ghost Pond-Rust Pond area.

     Following geological mapping as well as IP and VLF surveys over the Ghost Pond area three diamond drill holes were collared to test IP anomalies near drilling earlier carried out by Texas Gulf. No significant results were obtained and the property was dropped.

     The area would be staked by a number of different parties in the ensuing years including Noranda Exploration Company Limited. Noranda initiated a regional exploration program over a large area including the Glen claim in 1990 focusing primarily on systematic gold exploration. No detailed work was carried out on the Ghost Pond - Rust Pond area.

     The claims were dropped by 1993 and later re-staked by Grubstake Management who compiled existing data and completed limited field work on potential gold targets in the area. Discouraging results and lack of assessment credits on the property led to forfeiture of the mineral license on October 12, 1999.

c.     The  Company's  main  product

     The Company's main product when it acquires and exploration another mineral claim will be the mineral thereon. At this time, the Company does not know if the minerals will be precious, being gold and silver, or commercial minerals. There is a good chance the Company will never have a mineral property which will produce any ore of commercial value.

d.     The  Company's  exploration  facilities

     The Company will, if possible, use tent facilities to house it workers during any stage of exploration. If the Company is fortunate enough to be located near a town or village it will use the facilities offered there.

e.     Other  mineral  properties

     The Company has not identified any other mineral properties for staking and therefore has only the Glen claim as at October 31, 2001. It is the intention of management to identify other properties of merit in the future but to date none have been identified.

f.     Investment  policies

     The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest any idle or additional funds held by the Company.



                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2001.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2001, the Company had 38 shareholders; three of these shareholders are officers and directors of the Company.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company is in the exploration stage and is seeking a quotation on the OTCBB. With the expiry of the Glen claim, the Company will have a difficult time seeking a quotation on the OTCBB or any other exchange in North America.

The Company has no revenue to date from the exploration of the Glen claim, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.


Liquidity  and  Capital  Resources
----------------------------------

As at October 31, 2001, the Company had $69 in assets, and $9,045 in accounts payable which includes $2,070 due to related parties. The breakdown of amount owed to third parties is as follows:




              CREDITOR                     AMOUNT
        -------------------------         -------
       Auditors. . . . . . . . .  i        $2,000
       Accountant. . . . . . . .  ii        2,850
       Filing fees . . . . . . .  iii         608
       Office expenses . . . . .  iv          694
       Property payment. . . . .  v           800
       Transfer agent. . . . . .  vi           23
                                           ------
         Accounts payable                 $ 6,975
                                          =======




(i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001 and $1,500 for the Form 10-KSB for the fiscal year ended October 31, 2001.------------------------------------------------------

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31 and October 31, 2001. The fee charged by the accountant is noted on page 11.------

(iii) Represents charges for filing information on the Edgar system; mainly the Form 10-KSB and 10-QSB. The amounts shown are owed to the RCI Group in Washington, DC who are independent Edgar filers.

(iv)    Represents  unpaid  charges  for  fax,  photocopying  and  delivery.

(v) These funds were advanced to the Company by a third party and represent the payment to maintain the mineral claims in good standing until June 25, 2002. Subsequent the claims lapsed with the Company having no
        further interest in the Glen  claim.   The  Company  does  not  have
        any liability regarding the mineral claims. The amount loaned bears no interest.

(v)     Represents  miscellaneous  charges  from  the  transfer  agent.

The  amount owed to directors has no fixed repayment term and bears no interest.
--------------------------------------------------------------------------------

There has been no change in the Company's financial position since its last fiscal year.

Expenses  incurred  during  2001
--------------------------------

The Company has incurred certain expenses during the fiscal year ended October 31, 2001 as follows:




       EXPENDITURE                             AMOUNT
       Accounting and audit. . . . .  i        $5,100
       Bank charges. . . . . . . . .              107
       Consulting. . . . . . . . . .  ii        1,000
       Edgar filings . . . . . . . .  iii         812
       Management fees . . . . . . .  iv        6,000
       Office expenses . . . . . . .  v           732
       Property maintenance. . . . .  vi          800
       Rent. . . . . . . . . . . . .  vii       3,600
       Telephone . . . . . . . . . .  viii      1,200
       Transfer agent's fees . . . .  ix        1,247
                                               ------
               Total expenses                 $20,598
                                              =======

i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of Form 10-QSB for the periods ended January 31, April
30, and July 31, 2001 and $1,500 for the auditors examination of the financial statements attached to this Form 10-KSB. In addition, the Company accrues $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of the above mentioned Form 10-QSB and $750 for the Form 10-KSB.

ii.    This  expense  was  incurred  for  a  consultant  to  assist in the
preparation  of  the Form 10-SB filed with the SEC.   No accrual was made in the
prior year due to the Company not receiving the invoice from the consultant until subsequent to the previous year-end.

iii. The Company incurred fees for the Edgar filings from the RCI Group of Washington, DC, for the Forms 10-QSB as at January 31 and April 30, 2001 and for the Form 10-KSB as at October 31, 2000.

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

v.     The Company incurs expenses for printing, photocopying, fax and delivery.

vi. The Company borrowed funds from a third party to maintain the Glen claim in good standing for a year. These funds were paid to the Province of Newfoundland and the claims were maintained in the Company's name.

vii. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 as an expense with an offsetting credit to "Capital in Excess of Par Value".

viii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $100 to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

ix. Represents the annual fee of $1,200 paid each year to the transfer agent and miscellaneous share issue charges.

Estimated  funds  required  for  the  next  twelve  months
----------------------------------------------------------

     Management estimates that the following funds will be required to Meet expenses for the next twelve months and to pay current obligations:



                                  Requirements    Current      Required
                                      for        Accounts     funds for
       Expenditures              twelve months    Payable   twelve months
---------------------  --------------  ---------  --------------

Accounting and audit.    1        $   5,100     $  4,850       $   9,950
Filing fees . . . . .    2              760          608           1,368
Office. . . . . . . .    3              500          694           1,194
Property maintenance.    4                -          800             800
Transfer agent's fees    5            1,500           23           1,523
                                  ---------  --------------       ------

  Estimated expenses.             $   7,860     $  6,975       $  14,835
                             ==============    =========   ==============




     Since the Company has not paid cash for management fee, telephone and rent, no consideration has been given to these expenses. For the present time, the Company does not anticipate paying cash for the above three mentioned expenses since it does not have the funds to do so. If, and when funds are available, the Company will pay third party creditors first.

     Since the mineral claim lapsed in 2002 without being re-staked or assessment work performed on it, no accrual of exploration expenses has been made in the above noted analysis of expenses.

     1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $750 for its accountant to prepare the required working papers and $1,500 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountant.

     2. In the future, the Company will be using an independent Edgar filer who will be charging $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. Included in filing fees is an amount paid each year to the State of Nevada for filing the List of Directors and Officers to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $260.

     3. Management has estimated a charge of $500 to cover the cost of typing, fax and courier.

     4.   The mineral property was maintained in good standing until March 25,
     2002 by  an  advance  to  the  Company for a third party.   It was agreed
     no interest would be charged on the amount advanced and repayment would occur when the Company had adequate funds. Unfortunately, the property lapsed in 2002 and the Company has not acquired any other mineral property.

     5.   The  fee  charges  by  Nevada  Agency  & Trust Company, Reno, Nevada,
     for acting  as  transfer  agent  for  the Company is $1,200 annual.   The
     additional charge  of  $300  is  based  on  the  prior  periods  charges.

     The Company will require an injection of funds to meet the obligation noted above if it wishes to remain as a going concern. The Company will either have to borrow money from its directors and officers, seek institutional financing with personal guarantees of its directors or consider a further issuance of its capital stock. The directors have not addressed the method to be adopted.

     The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Glen claim and has made no commitments to acquire any asset of any nature.

     At  present,  the  directors  devote  time to the affairs of the Company as
required.   There  are  no  plans  to  hire any new employees.  If required, the
Company will use the services of consultants to undertaken any activities normally performed by employees.

Results  of  Operations
-----------------------

     Since inception the Company has purchased the mineral rights to the Glen claim but has performed no exploration work on the claim. During the year, the Company has not had any results from operations.

     The directors do not know of any transaction which will result in a change of control.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Sellers and Andersen L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to October 31, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of October 31, 2001, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.



                                                                    Term as
                                                                   Director
       Name           Age                    Position Held           Since
---------------------------                 ----------------------   -----
  Michael G. Fisher . 43                President and Director        1999

  Qui Sung Poon       63                Secretary-Treasurer and
   . . . . . . . . .                        Director                  1999

  John L. Watson. . . 55                Director                      1999


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

MICHAEL G. FISHER is an executive with more than 20 years traditional and new media experience. He graduated with a Bachelor of Arts degree in English from York University in Toronto. After graduating, he took a position as Assistant Managing Editor with the Northern Daily News in Kirkland Lake, Ontario. In 1983, he became a Staff Environment Reporter with the Sarnia Observer in Sarnia, Ontario. During his time with the Observer, he won the Thomson Newspapers National Award, in 1987, for environmental investigation, and the Canadian Press award, Honorable Mention, for profile writing in 1988. In 1989, he moved to the Calgary Sun, where he was Staff Medical Editor and Columnist. From 1999 to the present, he has been President of Verbmedia, in Calgary, Alberta, which is a consulting firm for media and new media and he has also been the Vice President of Corporate Strategy and Communications of Exxecom in Toronto, Ontario. He is a member of the Periodical Writers Association of Canada and the Canadian Association of Journalists.

QUI SUNG POON graduated from Quangzhou No. 7 Highschool in China in 1956. From 1956 to 1961 he attended Quanan Univeristy where he obtained a Bachelor of Chemical Engineering degree before becoming employed as a technician at the
Guangzhou Usea Factory. In 1967 he become a technician at Chorga Usea Manufacturing Company of China and remained there until 1980 when he moved to Canada. He became general manager in 1980 for Canada Wing Holdings Ltd. - a company specializing in the import/export of products from Asia Pacific group of countries. In 1991 he became Vice-President of Canadian Connection Group, which developed investment opportunities in China. In 1991 be became a director and the president of Can-Chi/Can-Viet Group of Companies which specialized in
the  development  of  projects  in  China.   In  1995,  Mr.  Poon  became  the

Vice-President of Besron Holdings Limited, a company developing trade with south-east Asia. In 1999, he became president of his own company called Emperor Pacific Holdings Ltd., which is in the process of developing projects in Asia.

JOHN WATSON studied Business Administration at the University of Prince Edward Island. From 1974 to 1976, he was Manager of Finance and Administration with Interdata of Canada Limited. In 1977, he moved to J. P. Stevens & Company (Canada) Limited where he became the National Sales Manager in 1979. While he was sales manager, the company increased sales 150% in two years, and increased profit margins by 50%. In 1981, he took a position with Standyne of Canada Limited where he became Manager of Distribution. In 1984, he commenced working for Kwik-Kopy Printing Canada Corporation as Vice President, Marketing. The company was a franchisor of printing and copy centers. Mr. Watson was the General Manager of Chick'n Deli Restaurants Limited from 1988 to 1990. From 1990-1997, he was Director of Franchise Sales of Anything Cycle Incorporated, which saw an increase in sales growth from 17 to 61 stores. Mr. Watson has operated as an independent contractor from 1998 to the present, doing home management and repairs.

     Although Michael G. Fisher, Qui Sung Poon and John Watson do not work full time for the Company, they plan to devote whatever time is required when the opportunity occurs. The President of the Company spends approximately 10 hours a month on administrative and planning for the Company's future exploration program while the Secretary Treasurer works approximately 15 hours per month to prepare corporate documents. When the Company has identified a mineral property of merit, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to undertake the exploration program on behalf of the Company.

     On October 18, 2002, Qui Sung Poon resigned as Secretary Treasurer and Director of the Company and John Watson was appointed as Secretary Treasurer.

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

     The following table sets forth as at October 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                         Position                     Report  to  be  Filed
----                         --------                     ---------------------

Michael  G.  Fisher          President  and Director                Form 3

Qui  Sung Poon               Secretary-Treasurer/Director           Form 3

John  Watson                 Director                               Form  3

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended October 31, 2001.

     The following table sets forth compensation paid or accrued by the Registrant for the last two years ended October 31, 2001:

                   SUMMARY COMPENSATION TABLE (2000 AND 2001)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                 Annual  Compensation     Awards                     Payouts
--------------------                      ------                     -------



       (a)            (b)      (c)       (e)        (f)        (g)      (h)        (i)
                                        Other   Restricted                      All other
 Name and                              Annual     Stock     Options/    LTIP      compen-
 primcipal                              Comp.     awards      SAR      payouts    sation
 position            Year    Salary      ($)        ($)       (#)        ($)        ($)
--------------------  -------  -----------  ----------  --------  --------  ----  ----
Michael Fisher.      2000     -0-        -0-        -0-       -0-       -0-          -0-
President, and.      2001     -0-        -0-        -0-       -0-       -0-          -0-
Director

Qui Sung Poon        2000     -0-        -0-        -0-       -0-       -0-          -0-
              . . . .2001     -0-        -0-        -0-       -0-       -0-          -0-
Secretary Treasurer
 and Director

John Watson . . . .  2000     -0-        -0-        -0-       -0-       -0-          -0-
Director. . . . .    2001     -0-        -0-        -0-       -0-       -0-          -0-




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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at October 31, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.




        Name and Address                              Amount
         of Beneficial              Nature of      of Beneficial       Percent
             Owner                Ownership(1)       Ownership        of Class
----------------------------------  ------------  --------------     ---------
       MICHAEL G. FISHER
       123 Paseo de la Loma
       Upper La Floresta, Ajijic
       Mexico, 45920 . . . . . . .  Direct             3,000,000        25.45%

       QUI SUNG POON
       1128 Odlum Drive
       Vancouver,British Columbia
       Canada, V5L 3L7. . . . . .   Direct             2,500,000        21.22%

       JOHN WATSON
       28 Hiawatha Parkway
       Port Credit, Ontario
       Canada, L5G 3S2 . . . . . .  Direct               500,000         4.24%

       Directors and officers
           as a group. . . . . . .                     6,000,000        50.92%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)    FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                      Page
-------------------                                                      ----

Report  of  Sellers  and  Andersen  LLC,  Certified
     Public  Accountants                                                   30

Balance  Sheet  as  at  October  31,  2001                                 31

Statement  of  Operations  for  the  period  from  November  16,
     1999  (Date of      Inception)  to  October  31,  2001                32

Statement  in  Changes  in Stockholders' Equity for the period from November 16, 1999  (Date  of  Inception)  to  October
     31,  2001                                                             33

Statement  of  Cash  Flows  for  the  period  from  November  16,
     1999 (Date of      Inception)  to  October  31,  2001                 34

Notes  to  the  Financial  Statements                                      35

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GLEN MANOR RESOURCES INC.

                                  (Registrant)



                           By:     /s/  "Michael Fisher"
                           ---     ---------------------
                                     Michael Fisher
                                  President and Director

     Date:  May 6, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:



                           By:     /s/  "Michael Fisher"
                          ---      ---------------------
                                     Michael Fisher
                                   President Director

    Date:  May 6, 2003


                            By:     /s/ "John Watson"
                            ---     -----------------
                                      John Watson
                           Secretary Treasurer and Director

    Date:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  Fisher,  certify  that:

1.     I have reviewed this annual report on form 10-KSB of Glen Manor
       Resources Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   A) designed such disclosure controls and procedures to ensure that Material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

   B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

   C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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


Date:  May 6, 2003                  Michael Fisher, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Glen Manor Resources Inc. on Form 10-KSB for the year ending October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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




                   /S/ Michael Fisher, President and Director

Date:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  John  Watson,  certify  that:

1.     I have reviewed this annual report on form 10-KSB of Glen Manor Resources
       Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

   B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

   C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

Date: May 6, 2003          John Watson, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Glen Manor Resources Inc. on Form 10-KSB for the year ending October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ John Watson, Secretary Treasurer and Director

Date:  May 6, 2003

SELLERS AND ANDERSEN L.L.C.              941  East  3300 South,  Suite  220
Certified  Public  Accountants  and
  Business Consultants Board                 Salt Lake  City,  Utah,  84106
Member  SEC  Practice  Section  of                   Telephone 801-486-0096
    The AICPA                                             Fax  801-486-0098

Board  of  Directors
Glen  Manor  Resources  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at October 31, 2001, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2001 and 2000 and the period November 16, 1999 (date of inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis  for  our  opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2001, and the results of operations, and cash flows for the years ended October 31, 2001 and 2000 and the period November 16, 1999 (date of inception) to October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City, Utah                         /s/  "Sellers and Andersen LLC"
May 5, 2003

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                                 October 31, 2001




                                                          OCTOBER 31,
                                                             2001
                                                         -------------
ASSETS
------

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $         69
                                                         -------------

            Total Current Assets. . . . . . . . . . . .            69

MINERAL LEASE - Note 3. . . . . . . . . . . . . . . . .             -
                                                         -------------

                                                         $         69
                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                 . . . . . . . . .  $      6,975
     Accounts payable - related party . . . . . . . . . . . . . 2,070
                                                         -------------

         Total Current Liabilities. . . . . . . . . . .         9,045
                                                         -------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .        11,783

      Capital in excess of par value. . . . . . . . . .        33,961

      Deficit accumulated during the exploration
           stage. . . . . . . . . . . . . . . . . . . .       (54,720)
                                                         -------------

          Total Stockholders' Deficiency. . . . . . . .        (8,976)
                                                         -------------

                                                         $         69
                                                         =============




    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                For the years ended October 31, 2001 and 2000 and the period November 16, 1999 (Date of Inception) to October 31, 2001




                                    OCT 31,              OCT 31,      NOV 16, 1999 TO
                                     2001                 2000          OCT 31, 2001
                                  ---------          -----------      ----------------
REVENUES . . . . . . . . .  $               -   $               -   $                -

EXPENSES . . . . . . . . .             20,598              34,122               54,720
                            ------------------  ------------------  --    -------------

NET LOSS . . . . . . . . .  $         (20,598)  $         (34,122)  $          (54,720)
                            ==================  ==================  ===   =============



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $               -   $               -
                            ==================  ==================


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .         11,783,220          11,783,220
                            ==================  ==================








    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the period November 16, 1999 (Date of Inception)
                               to October 31, 2001





                                                                       CAPITAL IN
                                                 COMMON   STOCK         EXCESS OF      ACCUMULATED
-                                                SHARES     AMOUNT      PAR VALUE        DEFICIT
                                               ---------- ----------    -----------      ---------
BALANCE NOVEMBER 16, 1999 (DATE OF INCEPTION)           -  $      -  $        -        $      -

Issuance of common shares for cash at
     $0.001 - November and December, 1999 . .   6,000,000     6,000           -               -

Issuance of common shares for cash at
     $0.002 - January 2000. . . . . . . . . .   5,750,000     5,750       5,750               -

Issuance of common shares for cash at
     $0.20 - January 2000 . . . . . . . . . .      33,220        33       6,611               -

Contribution to capital - related parties
     expenses - 2000            . . . . . . .           -         -      10,800               -

Net operating loss for the period
     November 16, 1999 to October 31, 2000. .           -                 -             (34,122)

Contribution to capital - related parties
     Expenses 2001                        . .           -         -      10,800               -

Net operating loss for the year ended
    October 31, 2001. . . . . . . . . . .           -                 -             -   (20,598)
                                           ----------  ----------------  ------------  ---------

BALANCE OCTOBER 31, 2001. . . . . . . .  . .  11,783,220  $  11,783  $   33,961        $(54,720)
                                              ==========  =========  ==========        =========








    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS

        For the years ended October 31, 2001 and 2000 and the period from November 16, 1999 (Date of Inception) to October 31, 2001





                                                     OCT 31,        OCT 31,    NOV 16, 1999 TO
                                                      2001           2000         OCT 31, 2001
                                                  -------------  -------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . . .  $    (20,598)  $    (34,122)  $     (54,720)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Changes in accounts payable                     6,075          2,970           9,045
         Contributions to capital - expenses . .        10,800         10,800          21,600
                                                  -------------  -------------  --------------

             Net cash flow used       operations        (3,723)       (20,352)        (24,075)
                                                  -------------  -------------  --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         stock . . . . . . . . . . . . . . . . .             -         24,144          24,144
                                                  -------------  -------------  --------------

                                                             -         24,144          24,144
                                                  -------------  -------------  --------------

Net Change in Cash. . . . . . . . .                     (3,723)         3,792              69

Cash at Beginning of Period. . . . . . . . . . .         3,792              -               -
                                                  -------------  -------------  --------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $         69   $      3,792   $          69
                                                  =============  =============  ==============




Schedule  of  Non-Cash  Flows  for  Operating  Activities

Contributions to capital - related parties
          -  expenses - 2000 - 2001           $  10,800   $  10,800     $21,600
                                                 ======                  ======


    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2001


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

Income  Taxes
-------------

On October 31, 2001, the Company had a net operating loss carry forward of $54,720. The tax benefit of $16,416 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carry forward will expire starting the year 2021 through 2022.

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

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                October 31, 2001



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Mining Claim Costs
------------------

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

Statement of Cash Flows
-----------------------

For the purpose of the statement of cash flows, the Company considers all highly Liquid investments with a maturity of three months or less to be cash equivalents

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                October 31, 2001


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


4.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 51% of the common stock of the Company and have made demand, no interest loans of $2,070.


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