Form 10-Q
period 2002-01-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
         ACT  OF  1934

For the quarterly period  ended      January  31,  2002
                                     ------------------

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-31757
                                  -------


                            GLEN MANOR RESOURCES INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                              98-0233452
          ------                                              ----------
(State  or  other  jurisdiction  of                     (I.R.S. Employer
incorporation  or  organization)                     Identification No.)

123  Paseo  de  la  Loma,  Upper  La  Floresta,
Ajijic,  Jalisco,  Mexico                                      45920
-------------------------                                      -----
(Address  of  principal executive offices)                  (Zip Code)

                              011-52-376-766-0550
               ---------------------------------------------
               Registrant's  telephone  number,  including  area  code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  January  31,  2002
          ----------                    ---------------------------------------

   Common  Stock,  $0.001  per  share                  11,783,220
                                                       ==========

                                      INDEX





                                                                            Page
                                                                          Number
                                                    ----------------------------

PART 1.         FINANCIAL INFORMATION
     ITEM 1. . .Financial Statements (unaudited)    3

                Balance Sheet as at January 31, 2002
                    and October 31, 2001      .. . . . . . .                   4

                Statement of Operations
                    For the three months ended January 31,
                    2002 and  2001,  and for the period from
                    November 16, 1999 (Date of  Inception) to
                    January 31, 2002. . . . . . . . . . . . .                  5

                Statement of Cash Flows
                    For the three months ended January 31,
                    2002 and  2001 and for the period from
                    November 16, 1999  (Date of Inception) to
                    January 31, 2002. . . . . . . . . . . . .                  6

                Notes to the Financial Statements    .. . . .                  7

     ITEM 2     Management's Discussion and Analysis or
     .       . . .  Plan of Operation                                         10

PART 11 . . . . OTHER INFORMATION      .                                      20

     ITEM 1. .  LEGAL PROCEEDINGS                                             20

     ITEM 2. .  CHANGES IN SECURITIES                                         20

     ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                               20

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

     ITEM 5. .  OTHER INFORMATION                                             20

     ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                              20

                SIGNATURES. . . . . . . . . . . . . . . . . .                 21

                CERTIFICATE - SARBANES-OXLEY ACT OF 2002 .. . . . .        22-25

PART  1  -  FINANCIAL  INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS


The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at January 31, 2002 and the statement of operations for the three months ended January 31, 2002 and 2001 and statement of cash flow for the three months ended January 31, 2002 and 2001, and for the period from November 16, 1999 (date of inception) to January 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2002, are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                      January 31, 2002 and October 31, 2001

                      (Unaudited - Prepared by Management)





                                                          January  31,       October 31,
                                                              2002               2001
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $         -         $        69
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .  $     2,220         $    2,070
     Accounts payable . . . . . . . . . . . . . . . . .        9,129              6,975
                                                         --------------  ---------------

         Total Current Liabilities. . . . . . . . . . .       11,349              9,045
                                                         -----------          ----------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .       11,783             11,783

      Capital in excess of par value. . . . . . . . . .       36,661             33,961

      Deficit accumulated during the exploration stage.      (59,793)           (54,720)
                                                         ------------  -----------------

          Total Stockholders' Deficiency. . . . . . . .      (11,349)            (8,976)
                                                         ------------  -----------------

                                                         $           -      $        69
                                                         ==============      ===========







     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

            For the three months ended January 31, 2002 and 2001, and for the period November 16, 1999 (Date of Inception) to January 31, 2002

                      (Unaudited - Prepared by Management)





                             Three Months
                                Ended          Three Months       INCEPTION TO
                             January 31,           Ended          JANUARY 31,
                                 2002        January  31, 2001        2002
                                            -------------------
REVENUES . . . . . . . . .     $       -      $          -   $           -

EXPENSES . . . . . . . . .         5,073             5,893          59,793
                            ------------  ----------------  --- -----------

NET LOSS . . . . . . . . .    $   (5,073)     $     (5,893)  $     (59,793)
                               ==========         ==========      =========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .    $         -     $            -
                               ==========         ==========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     11,783,220           11,783,220
                             ============       ==============












     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

  For the three months ended January 31, 2002 and 2001 and for the period from November 16, 1999 (Date of Inception) to January 31, 2002

                      (Unaudited - Prepared by Management)





                                                   Three months    Three Months
                                                      Ended           Ended        Inception to
                                                   January 31,     January 31,     January 31,
                                                       2002            2001            2002
                                                                  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . . .  $     (5,073)  $      (5,893)  $     (59,793)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Capital contribution - expenses . . . .          2,700           2,700         24,300
         Change in accounts payable - related
             party . . . . . . . . . . . . . . .            150               -          2,220
         Change in accounts payable. . . . . . .          2,154            (48)          9,129
                                                  --------------  --------------  -------------

             Net cash deficiency from operations            (69)        (3,241)        (24,144)
                                                  --------------  --------------  -------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         Stock . . . . . . . . . . . . . . . . .              -               -          24,144
                                                  --------------  --------------  --------------

                                                              -               -          24,144
                                                  --------------  --------------  --------------

Net Increase (Decrease) in Cash. . . . . . . . .            (69)         (3,241)              -

Cash at Beginning of Period. . . . . . . . . . .             69           3,792               -
                                                  --------------  --------------  --------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $           -   $         551   $           -
                                                  ==============  ==============  ==============


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by officers
     expenses - 1999 - 2001             $  2,700     $  2,700      $  24,300




     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                         January  31,  2002

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

Income  Taxes
-------------

On January 31, 2002, the Company had a net operating loss carry forward of $59,793. The tax benefit of $17,938 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                January 31, 2002

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

Financial and Concentrations Risk
---------------------------------

The  Company  does not have any comcentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of service provided.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all Highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                January 31, 2002

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

The  claims  expired  on  June  25,  2002  and  the  Company did not renew them.


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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS



Management's  Plan  of  Operation

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission (the "SEC").

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

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION

DEVELOPMENT.

The Company has cumulative net loss for the date of its inception to January 31, 2002 of $59,793. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

9.     GOING  CONCERN  CONCEPT

As mentioned under 8 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2001 as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company stage and does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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


LIQUIDITY  AND  CAPITAL  RESOURCES

As mentioned above, the Company has no assets. Its outstanding accounts payable are $11,349 of which $2,220 is due to related parties. The breakdown of accounts payable owed to third parties is as follows:





                Creditor               Amount owed
-    --       ------------------  -----------
        Auditors. . . . . . .  i            $2,500
        Accountant. . . . . .  ii            3,300
        Edgar filing fees . .  iii             608
        Office services . . .  iv              703
        Property maintenance.  v               800
        Transfer agent's fees  vi            1,218
                                            ------
                                            $9,129
                                            ======




(i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001 and January 31, 2002 and $1,500 for the Form 10-KSB for the fiscal year ended October 31, 2001.

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31, October 31,
        2001 and for January  31,  2002.   The  fee  charged  by  the
        accountant  is  noted  below.

(iii) Represents charges for filing information on the Edgar system; mainly the Form 10-KSB and 10-QSB. This amount has been outstanding for some period of time.

(iv)    Represents  unpaid  charges  for  fax,  photocopying  and  delivery.

(v) These funds were advanced to the Company by a third party and represent the payment to maintain the mineral claims in good standing until June 25, 2002. Subsequent the claims were allow to lapse with the Company
        having no further interest  in  the  mineral  rights.   The  Company
        does  not have any liability regarding  the  mineral  claims.

(v) The Company's transfer agent, Nevada Agency & Trust Company, charges an annual fee of $1,200 to act as transfer agent for the
        Company.   The invoice  is  issued  each  year  in  February.

The amount of $2,220 owed directors bears no interest and has not fixed terms of repayment.

There has been no change in the Company's financial position since its last fiscal year.

The Company will require additional funds to meet the above noted obligations to creditors.

The  Company  has  incurred certain expenses during the period ended as follows:





           EXPENDITURE                         AMOUNT
      Accounting and audit. . . . .  i         $  950
      Bank charges. . . . . . . . .                19
      Management fees . . . . . . .  ii         1,500
      Rent. . . . . . . . . . . . .  iii          900
      Telephone . . . . . . . . . .  iv           300
      Transfer agent's fees . . . .  v          1,404
                                               ------
               Total expenses                $  5,073
                                             ========





i. The Company accrues $500 in fees to its auditors for the review of this Form 10-QSB and other Form 10-QSB prepared during the year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this and other Form 10-QSB.

ii. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the
       balance sheet.   The Company will not, in the future, be responsible  for
       paying  either  cash  or  settling this debt by way of shares.

iii. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent
       expense should  be  reflected  as  an  operating  expense.   Therefore,
       the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

iv. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $100 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

v. Represents the annual fee of $1,200 paid each year to the transfer agent and miscellaneous share issue charges.

Estimated  expenses  over  twelve  months  and  required  funds:





                                 Requirements    Current       Required
                                     for         Accounts      funds for
      Expenditures              twelve months    Payable     twelve months
      ---------------------    --------------  ---------     --------------
   Accounting and audit.     1  $   5,500      $   5,800       $   11,300
   Filing fees . . . . .     2        760            608            1,368
   Office. . . . . . . .     3        500            703            1,203
   Property maintenance.     4          -            800              800
   Transfer agent's fees     5      1,500          1,218            2,718
                                 ---------  -      -------------  -------

  Estimated expenses.          $    8,260      $   9,129       $   17,389
                                =========      =========        ==========




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

4.     The  mineral property was maintained in good standing until June 25, 2002
       by  an  advance  to  the  Company for a third party.   It was agreed no
       interest would be charged on the amount advanced and repayment would occur when the Company had adequate funds. Unfortunately, the property lapsed in 2002 and the Company has not acquired any other mineral property.

5.     The  fee  charges  by  Nevada  Agency  & Trust Company, Reno, Nevada, for
       acting  as  transfer  agent  for  the Company is $1,200 annual.   The
       additional charges of $300 are based on the prior periods charges with a slight estimate for the forthcoming year.

As mentioned previously, the Company does not have sufficient funds to pay any of the above noted expenses other than if its directors and officers continue to contribute funds to the Company.

The Glen (Rust Pond - Ghost Pond) claim in Newfoundland, Canada, expired on June 25, 2002. The claim was not renewed due to lack of money. At the present time, the Company does not anticipate acquiring another mineral claim until such time as it has the funds to do so.

RESULTS  OF  OPERATIONS
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.

The Company is not expecting to purchase any new plant or significant equipment or to dispose of any assets during the next period.

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

Date:  May 6, 2003            Michael  Fisher,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending January 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: May 6, 2003   John  Watson,  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending Janaury 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ John Watson, Secretary Treasurer and Director

Date:  May 6, 2003