Form 10-Q
period 2002-04-30
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934

For  the  quarterly  period  ended          April  30,  2002
                                            ----------------

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

                                011-52-376-766-0550
               -------------------------------------------------------
               Registrant's  telephone  number,  including  area  code

                                    N/A
                                    ---
      (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  April  30,  2002
          ----------                    -------------------------------------

    Common  Stock,  $0.001  per  share                  11,783,220
                                                        ==========

                                      INDEX






                                                                                 Page
                                                                                Number
                                                      ----------------------------------
PART 1.. . .. . FINANCIAL INFORMATION

     ITEM 1.    Financial Statements (unaudited)                                     3

                Balance Sheet as at April 30, 2002 and October 31,
                   2001                                                              4

                Statement of Operations
                   For the three months ended April 30, 2002 and
                   2001, for the six months ended April 30, 2002
                   and 2001, and for the period from November 16,
                   1999 (Date of Inception) to April 30, 2002 . .                    5

                Statement of Cash Flows
                   For the six months ended April 30, 2002 and
                   2001 and for the period from November 16, 1999
                   (Date of Inception) to April 30, 2002. . . . .                    6

                Notes to the Financial Statements                                    7

    ITEM 2.. .  Management's Discussion and Analysis or Plan of Operation           10

PART 11. . . .  OTHER INFORMATION             .                                     20

    ITEM 1.. .  LEGAL PROCEEDINGS                                                   20

    ITEM 2.. .  CHANGES IN SECURITIES                                               20

    ITEM 3.. .  DEFAULTS UPON SENIOR SECURITIES                                     20


    ITEM 4.. . .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

    ITEM 5.. .  OTHER INFORMATION                                                   20

    ITEM 6.. .  EXHIBITS AND REPORTS ON FORM 8-K                                    20

                SIGNATURES . . . . . . . . . . . . . . . . . . . .                  21

                CERTIFICATE - SARBANES-OXLEY ACT OF 2002 . . . . .               22-25

ITEM  1.   FINANCIAL  STATEMENTS


The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at April 30, 2002 and the statement of operations for the three and six months ended April 30, 2002 and 2001 and statement of cash flow for the six months ended April, 2002 and 2001, and for the period from November 16, 1999 (date of inception) to April 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of
America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2002, are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                       April 30, 2002 and October 31, 2001

                      (Unaudited - Prepared by Management)





                                                           APRIL 30,
                                                              2002        October 31, 2001
ASSETS

CURRENT ASSETS

      Cash. . . . . . . . . . . . . . . . . . . . . . .  $        -        $        69
                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .  $       2,220     $     2,070
     Accounts payable . . . . . . . . . . . . . . . . .         10,126           6,975
                                                         --------------  --------------

         Total Current Liabilities. . . . . . . . . . .         12,346           9,045
                                                         --------------  --------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .         11,783          11,783

      Capital in excess of par value. . . . . . . . . .         39,361          33,961

      Deficit accumulated during the exploration stage.        (63,490)        (54,720)
                                                         --------------  --------------

          Total Stockholders' Deficiency. . . . . . . .        (12,346)         (8,976)
                                                         --------------  --------------

                                                         $           -     $        69
                                                         ==============  ==============







     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

     For the three months and six months ended April 30, 2002 and 2001, and for the period November 16, 1999 (Date of Inception) to April 30, 2002

                      (Unaudited - Prepared by Management)





                                                                  Six              Six
                             Three Months                        Months          Months
                                Ended         Three Months        Ended          Ended
                              April 30,          Ended          April 30,       April 30,      Inception to
                                 2002        April 30, 2001       2002             2001       April 30, 2002
                            -------------     -------------     --------        --------      --------------
REVENUES . . . . . . . . .  $        -     $         -      $         -      $        -       $        -

EXPENSES . . . . . . . . .       3,697           3,713            8,770           9,606            63,490
                            --------------   ----------  - ------------  --- - --------  ----------------

NET LOSS . . . . . . . . .  $   (3,697)  $      (3,713)     $    (8,770)      $  (9,606)  $      (63,490)
                            ===========     ===========        =========          ======       ==========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $        -   $           -      $          -   $          -
                            ===========     ===========        =========          ======


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     11,783,220    11,783,220      11,783,220      11,783,220
                               ==========    ==========      ==========      ===========










     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

    For the six months ended April 30, 2002 and 2001 and for the period from November 16, 1999 (Date of Inception) to April 30, 2002

                      (Unaudited - Prepared by Management)





                                                   Six months    Six Months
                                                     Ended         Ended       Inception to
                                                   April 30,     April 30,      April 30,
                                                      2002          2001           2002
                                                                ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . . .  $    (8,770)  $    (9,606)  $     (63,490)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Capital contribution - expenses . . . .        5,400         5,400          27,000
         Change in accounts payable - related
             party . . . . . . . . . . . . . . .          150             -           2,220
         Change in accounts payable. . . . . . .        3,151           414          10,126
                                                  ------------  ------------  --------------

             Net cash deficiency from operations         (69)        (3,792)        (24,144)
                                                  ------------  ------------  --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         stock . . . . . . . . . . . . . . . . .            -             -          24,144
                                                  ------------  ------------  --------------

                                                            -             -          24,144
                                                  ------------  ------------  --------------

Net Increase (Decrease) in Cash. . . . . . . . .          (69)       (3,792)              -

Cash at Beginning of Period. . . . . . . . . . .           69         3,792               -
                                                  ------------  ------------  --------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $         -   $         -   $           -
                                                  ============  ============  ==============


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by officers
    Expenses - 1999 - 2000            $  5,400     $  5,400     $  27,000




     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                         April  30,  2002

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

Income  Taxes
-------------

On April 30, 2002, the Company had a net operating loss carry forward of $63,490. The tax benefit of $19,047 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2002

                      (Unaudited - Prepared by Management)



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Mining Costs
------------

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

                                 April 30, 2002

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by its officers, additional equity funding, and long term financing which will enable the Company to operate in the coming year.

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

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION
       DEVELOPMENT.

The Company has cumulative net loss for the date of its inception to April 30, 2002 of $63,490. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

As mentioned above, the Company has no assets. Its outstanding accounts payable are $12,346 of which $2,220 is due to related parties. The breakdown of accounts payable owed to third parties is as follows:





               Creditor               Amount owed
-          --------------------  -----------
      Auditors. . . . . . .  i            $ 3,000
      Accountant. . . . . .  ii             3,750
      Edgar filing fees . .  iii              608
      Office services . . .  iv               694
      Property maintenance.  v                800
      Transfer agent's fees  vi             1,274
                                          -------
                                          $10,126
                                          =======




(i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001, January 31 and April 30, 2002 and $1,500 for the Form 10-KSB for the fiscal year ended October 31, 2001.

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31, October 31, 2001, January 31 and April 30, 2002. The fee charged by the accountant is noted below.

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

(v)     The  Company's  transfer agent, Nevada Agency & Trust Company, issues an
annual  fee of $1,200 to act as transfer agent for the Company.   The invoice is
issued  each  year  in  February.

The amount of $2,220 owed to directors has no fixed repayment terms and bears no interest.

There has been no change in the Company's financial position since its last fiscal year.

The Company will require additional funds to meet the above noted obligations to creditors.

The Company has incurred certain expenses during the six months ended July 31,2002 as follows:





            EXPENDITURE                         AMOUNT
      Accounting and audit. . . . .  i         $1,900
      Bank charges. . . . . . . . .                10
      Management fees . . . . . . .  ii         3,000
      Rent. . . . . . . . . . . . .  iii        1,800
      Telephone . . . . . . . . . .  iv           600
      Transfer agent's fees . . . .  v          1,460
                                               ------
               Total expenses                $  8,770
                                             ========


i. The Company accrues $500 in fees to its auditors, Sellers and Andersen L.L.C. for the review of this Form 10-QSB and other Form 10-QSB prepared During the year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this and other Form 10-QSB.

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

iii. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent
       expense should  be  reflected  as  an  operating  expense.   Therefore,
       the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".
------------------------

iv. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $100 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

v. Represents the annual fee of $1,200 paid each year to the transfer agent and interest payable on the amount outstanding.

Estimated  expenses  over  twelve  months  and  required  funds:





                                     Requirements    Current      Required
                                         for        Accounts     funds for
             Expenditures           twelve months    Payable   twelve months
-       --------------------  --------------  ---------  --------------
   Accounting and audit.       1     $   5,500     $  6,750     $   12,250
   Filing fees . . . . .       2           760          608          1,368
   Office. . . . . . . .       3           500          694          1,194
   Property maintenance.       4             -          800            800
   Transfer agent's fees       5         1,500        1,274          2,774
                                       ---------   ---------       -------

     Estimated expenses.             $   8,260    $  10,126     $   18,386
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

Date:  May 6, 2003                Michael  Fisher,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending April 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date:  May 6, 2003        John  Watson,  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending April 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ John Watson, Secretary Treasurer and Director

Date:  May 6, 2003