Form 10QSB
period 2002-07-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2002
                                            ---------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-31757
                                       -------


                            GLEN MANOR RESOURCES INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                                 98-0233452
          ------                                                 ----------
(State  or  other  jurisdiction  of                       (I.R.S. Employer
incorporation  or  organization)                         Identification No.)

123 Paseo de la Loma, Upper La Floresta
Ajijic, Jalisco, Mexico                                         45920
----------------------------------------                        -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                    Outstanding  as  of  July  31,  2002
          ----------                    ------------------------------------

     Common Stock, $0.001 per share               11,783,220
                                                  ==========

                                      INDEX






                                                                                  Page
                                                                                 Number
                                                                                 ------
PART 1. .    . FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (unaudited)                                       3

               Balance Sheet as at July 31, 2002,  and October 31,
                 2001                                                                 4

               Statement of Operations
                 For the three months ended July 31, 2002 and
                 2001, for the nine months ended July 31, 2002
                 and 2001, and for the period from November 16,
                 1999 (Date of Inception) to July 31, 2002                            5

               Statement of Cash Flows
                 For the nine months ended July 31, 2002 and
                 2001 and for the period from November 16, 1999
                (Date of Inception) to July 31, 2002. .                               6

                 Notes to the Financial Statements                                    7

      ITEM 2. .Management's Discussion and Analysis or Plan of Operation             10

PART 11 . . . .OTHER INFORMATION                                                     18

      ITEM 1.  LEGAL PROCEEDINGS                                                     18

      ITEM 2.  CHANGES IN SECURITIES                                                 18

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       18

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

      ITEM 5.  OTHER INFORMATION                                                     18

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      18

               SIGNATURES..                                                          19

               CERTIFICATE - SARBANES-OXLEY ACT OF 2002                           20-23

                         PART 1 - FINANCIAL INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS


The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at July 31, 2002 and the statement of operations for the three and nine months ended July 31, 2002 and 2001 and statement of cash flow for the nine months ended July 31, 2002 and 2001, and for the period from November 16, 1999 (date of inception) to July 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2002, are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                       July 31, 2002 and October 31, 2001

                      (Unaudited - Prepared by Management)





                                                            JULY 31,         October 31,
                                                              2002               2001
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $           -   $              69
                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .  $       2,220               2,070
     Accounts payable . . . . . . . . . . . . . . . . .         11,858               6,975
                                                         --------------  ------------------

         Total Current Liabilities. . . . . . . . . . .         14,078               9,045
                                                         --------------  ------------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .         11,783              11,783

      Capital in excess of par value. . . . . . . . . .         42,061              33,961

      Deficit accumulated during the exploration stage.        (67,922)            (54,720)
                                                         --------------  ------------------

          Total Stockholders' Deficiency. . . . . . . .        (14,078)             (8,976)
                                                         --------------  ------------------

                                                         $           -   $              69
                                                         ==============  ==================






     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

     For the three months and nine months ended July 31, 2002 and 2001, and for the period November 16, 1999 (Date of Inception) to July 31, 2002

                      (Unaudited - Prepared by Management)






                             Three Months    Three Months      Nine Months   Nine Months
                                Ended           Ended            Ended          Ended
                               July 31,        July 31          July 31,       July 31,     INCEPTION TO
                                 2002            2001             2002           2001       JULY 31, 2002
                             ------------     -----------      ------------   -----------   --------------
REVENUES . . . . . . . . .  $         -      $         -      $       -      $       -       $         -

EXPENSES . . . . . . . . .        4,432            5,194          13,202        14,801            67,922
                                -------       ----------        --------       -------         ----------

NET LOSS . . . . . . . . .  $    (4,432)     $    (5,194)     $  (13,202)    $ (14,801)      $   (67,922)
                                ========         ========       =========     =========          ========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $         -      $          -     $        -     $       -
                                ========         =========      =========     =========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    11,783,220       11,783,220      11,783,220    11,783,220
                              ==========       ==========      ==========    ==========









     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
    For the nine months ended July 31, 2002 and 2001 and for the period from November 16, 1999 (Date of Inception) to July 31, 2002

                      (Unaudited - Prepared by Management)





                                                   Nine months    Nine Months
                                                      Ended          Ended        INCEPTION TO
                                                     July 31,       July 31,        JULY 31,
                                                       2002           2001            2002
                                                                 -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . . .  $    (13,202)  $    (14,801)  $     (67,922)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Capital contribution - expenses . . . .         8,100          8,100          29,700
         Change in accounts payable - related
             Party . . . . . . . . . . . . . . .           150          2,070           2,220
         Change in accounts payable. . . . . . .         4,883            925          11,858
                                                  -------------  -------------  --------------

             Net cash deficiency from operations           (69)        (3,706)        (24,144)
                                                  -------------  -------------  --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         Stock . . . . . . . . . . . . . . . . .             -              -          24,144
                                                  -------------  -------------  --------------

                                                             -              -          24,144
                                                  -------------  -------------  --------------

Net Increase (Decrease) in Cash. . . . . . . . .           (69)        (3,706)              -

Cash at Beginning of Period. . . . . . . . . . .            69          3,792               -
                                                  -------------  -------------  --------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $       (  -)  $         86   $        (  -)
                                                  =============  =============  ==============




SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES

Contributions  to  capital
      by  officers  -  expenses    $  8,100     $ 8,100         $  29,700
                                      =====       =====            ======

     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                         July  31,  2002

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

Income  Taxes
-------------

On July 31, 2002, the Company had a net operating loss carry forward of $67,922. The tax benefit of $20,377 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  July 31, 2002

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

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does not have any concentration or related financial credit risks.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement  of  Cash  Flows
--------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2002

                      (Unaudited - Prepared by Management)



3.     MINERAL  CLAIMS

The Company acquired 20 mineral claims known as the Rust Pond - Ghost Pond claims located 10km SE of Springdale and 2.5 km South of Roberts Arm in North-Central Newfoundland.

The claims expired on June 25, 2002 and the Company did not renew them, due to lack of funds.


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

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION
       DEVELOPMENT.

The Company has cumulative net loss for the date of its inception to July 31, 2002 of $67,922. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

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

The auditors are alerting readers of the financial statements that there is substantial doubt as to whether or not the Company will survive as a going concern if it does not address its immediate cash flow requirements. Refer to
Note  13.

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

13.     THE  COMPANY  HAS  NO  ASSETS  NOR  MINERAL  PROPERTY

With the expiration of the Glen mineral claim the Company no longer has any assets in which to earn revenue or develop in the future. Without an asset the Company will not be able to raise money and therefore might cease to be an operating entity.


LIQUIDITY  AND  CAPITAL  RESOURCES

As mentioned above, the Company has no assets. Its outstanding accounts payable are $14,078 of which $2,220 is due to related parties. The breakdown of accounts payable owed to third parties is as follows:





Creditor                        Amount owed
---------------------  -----------
Auditors. . . . . . .  i            $ 3,500
Accountant. . . . . .  ii             4,200
Edgar filing fees . .  iii            1,308
Office services . . .  iv               718
Property maintenance.  v                800
Transfer agent's fees  vi             1,332
                                    -------
                                    $11,858
                                    =======




(i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001, January 31, April 30, and July 31, 2002 and $1,500 for the
        Form 10-KSB for the  fiscal  year  ended  October  31,  2001.

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31, October 31,
        2001, January 31, April 30 and July 31, 2002.   The fee charged by the
        accountant is noted  below.

(iii) Represents charges for filing information on the Edgar system; mainly the Form 10-KSB and 10-QSB. This amount has been outstanding for some period of time. The Company has accrued $700, during the current period, to reflect future charges for filing the outstanding Forms 10-KSB and 10-QSB on the Edgar system.

(iv)    Represents  unpaid  charges  for  fax,  photocopying  and  delivery.

(v) These funds were advanced to the Company by a third party and represent the payment to maintain the mineral claims in good standing until June 25, 2002. Subsequent the claims were allow to lapse with the Company
        having no further interest  in  the  mineral  rights.   The  Company
        does  not have any liability regarding  the  mineral  claim.

(v) The Company's transfer agent, Nevada Agency & Trust Company, issues an annual fee of $1,200 to act as transfer agent for the Company.
        The invoice is issued each year in February. The balance represents interest charges.

The amount of $2,220 owed to directors has no fixed repayment terms and bears no interest.

There has been no change in the Company's financial position since its last fiscal year.

The Company will require additional funds to meet the above noted obligations to creditors.

The Company has incurred certain expenses during the nine months ended July 31, 2002 as follows:








EXPENDITURE                              AMOUNT
Accounting and audit. . . . .  i         $2,850
Bank charges. . . . . . . . .                21
Edgar filings . . . . . . . .  ii           700
Management fees . . . . . . .  iii        4,500
Office expenses . . . . . . .                13
Rent. . . . . . . . . . . . .  iv         2,700
Telephone . . . . . . . . . .  v            900
Transfer agent's fees . . . .  vi         1,518
                                         ------
               Total expenses          $ 13,202
                                       ========




i. The Company accrues $500 in fees to its auditors for the review of this Form 10-QSB and other Form 10-QSB prepared during the year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for
       their review of this and other Form 10-QSB.   The total number of Form
       10-QSB to be submitted to the auditors for their review are three for the year to date.

ii. The Company has accrued fees for the Edgar filings relating to April 30, July 31, October 31, 2001, January 31, April 30 and July 31,
       2002. The filing fee charged for a Form 10-KSB is $200 whereas for a Form 10-QSB is $100.

iii. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

iv. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense
       should be reflected as an operating expense.   Therefore, the Company has
       accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

v. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $100 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

v. Represents the annual fee of $1,200 paid each year to the transfer agent and interest charged on the unpaid balance.





Estimated  expenses  over  twelve  months  and  required  funds:





                                    Requirements   Current      Required
                                        for        Accounts     funds for
Expenditures                     twelve months     Payable   twelve months
-------------                    --------------   ---------  --------------
Accounting and audit.          1  $   5,500      $   7,700   $    13,200
Filing fees . . . . .          2        760          1,308         2,068
Office. . . . . . . .          3        500            718         1,218
Property maintenance.          4          -            800           800
Transfer agent's fees          5      1,500          1,332         2,832
                                     ------       --------       -------

  Estimated expenses.             $   8,260      $  11,858   $    20,118
                                     ======        =======      ========




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

2. In the future, the Company will be using an independent Edgar filer who will be charging $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. Included in filing fees is an amount paid each year to the State of Nevada for filing the List of Directors and Officers to maintain the Company in good standing for the next twelve months.
       The annual charge for filing this form is $260. The past accrued charges for Edgar filings have been reflected in the amount owed under accounts payable - third party.

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

5.     The fee charges by Nevada Agency & Trust Company, Reno, Nevada, for
       acting as transfer agent for the Company is $1,200 annual.   The
       additional charges of $500 are based on the prior periods charges with a slight estimate for the forthcoming year.

As mentioned previous, the Company does not have sufficient funds to pay any of the above noted expenses other than if its directors and officers continue to contribute funds to the Company.

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

The Company is not planning to hire additional employees in the foreseeable future.

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

Date:  May 6, 2003               Michael  Fisher,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: May 6, 2003         John  Watson,  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ John Watson, Secretary Treasurer and Director

Date:  May 6, 2003