Form 10-K
period 2002-10-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          October  31,  2002
                                            ------------------

(  )     TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

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
State or other jurisdiction of incorporation     (I.R.S. Employee I.D. No.)
or  organization

123 Paseo de la Loma, Upper La Floresta
Ajijic,  Jalisco,  Mexico                                     45920
                                                              -----
(Address  of  principal  executive offices)                (Zip Code)

Issuer's  telephone  number,  including area code       011-52-376-766-0550
                                                     ----------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                Name of each exchange on which registered
        None                                         None
----------------                             -------------------

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

As at October 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of October 31, 2002, the Company has 11,783,220 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  to  under  Part  1V

                                TABLE OF CONTENTS


PART  1
-------
                                                                      Page
                                                                      ----





      ITEM 1.     DESCRIPTION OF BUSINESS                                4
      ITEM 2. .   DESCRIPTION OF PROPERTY                                8

      ITEM 3. .   LEGAL PROCEEDINGS                                      9

      ITEM 4. . . SUBMISSION OF MATTERS TO VOTE OF
.. . .             SECURITIES HOLDERS                                     9

PART II
------------------------------------

      ITEM 5. . . MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                    9

      ITEM 6. .   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                   9

      ITEM 7. .   FINANCIAL STATEMENTS                                  13

      ITEM 8. .   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING  AND FINANCIAL DISCLOSURE               13

PART III

      ITEM 9.   . DIRECTORS, EXECUTIVE OFFICERS,   PROMOTERS,
                  AND CONTROL PERSONS,   COMPLIANCE WITH SECTION
                  16 (a) OF THE EXCHANGE ACT                            14

      ITEM 10.. . EXECUTIVE COMPENSATION                                16

      ITEM 11.. . SECURITY OWNERSHIP OF CERTAIN BENEFICAL
..                 OWNERS AND MANAGEMENT                                 18

      ITEM 12.. ..CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                          18

PART IV

      ITEM 13...  EXHIBITS AND REPORTS ON FORM 8-K                      20

                  SIGNATURES. . . . . . . . . . . . . . .            21-25

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

     The Company's offices are located at 123 Paseo de la Loma, Upper La Floresta, Ajijic, Jalisco, Mexico, 45920. (Telephone: 011-52-376-766-0550.).

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As at October 31, 2002, there were 11,783,200 shares outstanding.

     At the present time, the Company has no assets having previously been in the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. The Glen claim lapsed on June 25, 2002 and the Company has not yet identified any other mineral claims.

     Management anticipates the Company's shares might be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB") but at the present time there is no guarantee the Company's shares will be qualified for a quotation.

     As mentioned above, the Company was unable to maintain its mineral claim in good standing as at June 25, 2002 and the rights thereto lapsed thereby eliminating any further interest in the Glen claim. The Company has not identified any other mineral claims or assets for acquisition and hence might cease to exist as a company unless a property or another asset can be found. Without any project or asset the Company might not be eligible for a quotation on the OTCBB or any other exchange.

     Before the expiry of the Glen claim, the Company had no revenue from its mineral property.

     To obtain future funding for the Company, the directors and officers will Have to consider advancing funds to maintain the Company in good standing.

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

1.     LACK  OF  ANY  ASSETS  OR  PROJECT

     The Company does not have any assets as at October 31, 2002 with the loss of the Glen claim in June 25, 2002. At present, management has not identified any other mineral property or project which the Company could acquire and become involved in. Without any property or project the Company might cease to be a going concern.

2. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

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

3.     BLUE  SKY  CONSIDERATIONS

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

4.     FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS AND/OR RIGHTS WILL HAVE A
       DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

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

5.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 6,000,000 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

6. THE COMPANY'S DIRECTORS AND OFFICERS ARE RESIDENT OUTSIDE OF THE UNITED STATES AND THEREFORE, IT MAY BE DIFFICULT FOR INVESTORS TO EFFECT SERVICE OF PROCESS

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

7.     TIME  SPENT  BY  DIRECTORS  AND  OFFICERS  ON  THE AFFAIRS OF THE COMPANY

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

8.     LACK  OF  MINERAL  EXPLORATION  EXPERIENCE  BY  MANAGEMENT

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

9.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  INCEPTION

     The Company has cumulative net loss from the date of its inception to October 31, 2002 of $73,122. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

10.     GOING  CONCERN  CONCEPT

     As mentioned under 1 and 9 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with this Form 10-KSB as follows:

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

11.     DIVIDEND  POLICY

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

12.     CONFLICT  OF  INTEREST

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

13.     LIMITED  OPERATING  HISTORY

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

     The Company hopes to acquire mineral properties in the future either by way of a purchase agreement, staking or joint venture in order to ensure the Company has an asset.


                        ITEM 2. DESCRIPTION OF PROPERTIES


     As mentioned previously, the Company does not have any assets and has not identified a mineral property for future exploration.

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



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2002.


                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2002, the Company had 37 shareholders; two of these shareholders are officers and directors of the Company.

During  the  prior  year  the  Company  has  not  issued  any  share  capital.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company is seeking a quotation on the OTCBB. With the expiry of the Glen claim, the Company might find it difficult to be quoted on the OTCBB or any other exchange in North America.

  The Company has no revenue to date and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

Liquidity  and  Capital  Resources
----------------------------------

     As at October 31, 2002, the Company had no assets and $16,578 in accounts payable which includes $2,220 due to related parties. The breakdown of amount owed to third parties is as follows:


                    CREDITOR                            AMOUNT
                    --------                            ------

             Auditors              i                $    5,000
             Accountant           ii                     5,850
             Filing  fees        iii                       608
             Office  expenses     iv                       707
             Property  payment     v                       800
             Transfer  agent      vi                     1,393
                                                        ------
                   Accounts  payable                 $  14,358
                                                        ======


     (i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001, January 31, April 30 and July 31, 2002 and $1,500 for the Form 10-KSB for October 31, 2001 and 2002.

     (ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30, July 31, October 31, 2001 and for the similar periods for 2002. An additional $900 has been accrued for fees to file on Edgar the above mentioned financial statements. The fee charged by the accountant is noted on page 11.

     (iii) Represents charges for filing information on the Edgar system; mainly the Form 10-KSB and 10-QSB. The amounts shown are owed to the RCI Group in Washington, DC who are independent Edgar filers. These fees have been outstanding for more than a year.

     (iv) Represents unpaid charges for fax, photocopying and delivery.

     (v) These funds were advanced to the Company by a third party and represent the payment to maintain the mineral claims in good standing until June 25, 2002. The Glen claim lapsed with the Company having no further interest therein. The Company does not have any liability regarding the mineral claims. The amount loaned bears no interest.

     (vi) Represents annual fee, as mentioned on page 11 and miscellaneous interest charges from the transfer agent.

     The amount owed to directors has no fixed repayment term and bears no interest.

     There has been no change in the Company's financial position since its last fiscal year.

Expenses  incurred  during  2002

     The Company has incurred certain expenses during the fiscal year ended October 31, 2002 as follows:





      EXPENDITURE                             AMOUNT
      Accounting and audit. . . . .  i        $5,100
      Bank charges. . . . . . . . .               10
      Edgar filings . . . . . . . .  ii          900
      Management fees . . . . . . .  iii       6,000
      Office expenses . . . . . . .               13
      Rent. . . . . . . . . . . . .  iv        3,600
      Telephone . . . . . . . . . .  v         1,200
      Transfer agent's fees . . . .  vi        1,579
                                              ------
               Total expenses                $18,402
                                              =======




     i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC, for the review of Form 10-QSB for the periods ended January 31, April 30, and July 31, 2001 and $1,500 for the auditors' examination of the financial statements attached to this Form 10-KSB. In addition, the Company accrues $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of the above mentioned Form 10-QSB and $750 for the Form 10-KSB.

     ii. The Company accrued Edgar filings based on $100 for a Form 10-QSB and $200 for a Form 10-KSB. Additional accrual of $400 was made for the April 20 and July 31, 2001 Form 10-QSBs and the October 31, 2001 Form 10-KSB since it was not accrued in the previous year.

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

     vi. Represents the annual fee of $1,200 paid each year to the transfer agent and interest accrued on unpaid balance.

Estimated  funds  required  for  the  next  twelve  months

     Management estimates that the following funds will be required to meet expenses for the next twelve months and to pay current obligations:




                                      Requirements    Current      Required
                                          for        Accounts     funds for
       Expenditures                  twelve months    Payable   twelve months
-    --------------------           --------------  ---------  --------------
   Accounting and audit.     1        $   5,500     $  10,850   $     16,350
   Filing fees . . . . .     2              760           608          1,368
   Office. . . . . . . .     3              500           707          1,207
   Property maintenance.     4                -           800            800
   Transfer agent's fees     5            1,500         1,393          2,893
                                         ---------  --------------   -------

     Estimated expenses.              $   8,260     $  14,358    $    22,618
                                  ==============    =========  ==============




     Since the Company has not paid cash for management fees, telephone and rent, no consideration has been given to these expenses. For the present time, the Company does not anticipate paying cash for the above three mentioned expenses since it does not have the funds to do so. If, and when funds are available, the Company will pay third party creditors first.

     Since the Glen claim lapsed in 2002 without being re-staked or assessment work performed on it, no accrual of exploration expenses has been made in the above noted analysis of expenses.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $750 for its accountant to prepare the required working papers and $1,900, an increase from the previous year, for the auditors to examine the year-end financial statements and to render a report thereon. During the current period, no payments were made to the auditors or accountant.

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

     The Company will require an injection of funds to meet the obligations noted above if it wishes to remain as a going concern. The Company will either have to borrow money from its directors and officers, seek institutional financing with personal guarantees of its directors or consider a further issuance of its capital stock.

     The Company has no contractual obligations for either lease premises or employment agreements and has made no commitments to acquire any asset of any nature.

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



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Sellers and Andersen, L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to October 31, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of October 31, 2002, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.




                                                                  Term as
                                                                 Director
Name                   Age              Position Held              Since
-------------------  --------  --------------------------------    -----
  Michael G. Fisher    44       President and Director              1999

  John L. Watson. .    56       Secretary Treasurer and Director    1999




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

     Although Michael Fisher and John Watson do not work full time for the Company, they plan to devote whatever time is required when the opportunity occurs. The President of the Company spends approximately 5 hours a month on administrative and planning for the Company's future exploration program while the Secretary Treasurer works approximately 10 hours per month to prepare corporate documents. When the Company has identified a mineral property of merit, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to undertake the exploration program on behalf of the Company.

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


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). The Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year other than as mentioned below.

     The following table sets forth as at October 31, 2002, the name and position of each Reporting Person that filed or failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.


Name                    Position                        Report  Filed  and  Date
----                    --------                        ------------------------

Michael  G.  Fisher     President and          Form 3        September 30, 2002
                        Director               Form 13D      September 30, 2002
                                               Form 4        October 24, 2002

John  Watson            Secretary Treasurer
                        and Director           Form 3        not filed


     Prior to the resignation of Mr. Poon as a director and officer, he filed Form 3 and Form 13D on September 30, 2002 and Form 4 on October 24, 2002.


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended October 31, 2002.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2002:

                SUMMARY COMPENSATION TABLE (2000, 2001 AND 2002)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------




(a)                                  (b)    (c)      (e)        (f)       (g)     (h)   (i)
                                                    Other    Restricted                       All other
                                                   Annual    Stock      Options/    LTIP      compen-
                                                    Comp.    awards       SAR       payouts   sation
Name and  Principal position. . .Year     Salary     ($)       ($)        (#)        ($)        ($)
---------------------------------  -------  -----------  ----------  --------  --------  ----  ----

Michael Fisher. . . . . . . .      2000     -0-      -0-       -0-        -0-        -0-       -0-
President, and. . . . . . . . . .  2001     -0-      -0-       -0-        -0-        -0-       -0-
Director. . . . . . . . . . . . .  2002     -0-      -0-       -0-        -0-        -0-       -0-

                                   2000     -0-      -0-       -0-        -0-        -0-   -    0-
Qui Sung Poon . . . . . . . . . .  2001     -0-      -0-       -0-        -0-        -0-       -0-
Secretary Treasurer and Director.  2002     -0-      -0-       -0-        -0-        -0-       -0-

                                   2000     -0-      -0-       -0-        -0-        -0-       -0-
John Watson . . . . . . . . . .    2001     -0-      -0-       -0-        -0-        -0-       -0-
Director. . . . . . . . . . . . .  2002     -0-      -0-       -0-        -0-        -0-       -0-




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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at October 31, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






        Name and Address                                     Amount
         of Beneficial                      Nature of    of Beneficial    Percent
            Owner                          Ownership(1)     Ownership     of Class
         --------------------------------  ------------  --------------  ---------
       MICHAEL G. FISHER
       123 Paseo de la Loma
       Upper La Floresta, Ajijic
       Mexico, 45920 . . . . . .            Direct          5,500,000       46.67%

       JOHN WATSON
       28 Hiawatha Parkway
       Port Credit, Ontario
       Canada, L5G 3S2 . . . .           .  Direct            500,000       4.24 %

       Directors and officers
           as a group. . . . . .                            6,000,000      50.91 %




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

     Under a Share Purchase Agreement dated October 18, 2002, at the date of his resignation as an officer and director, Mr. Poon transferred 2,500,000 common shares in the Company to Michael Fisher for a consideration of $2,500.


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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                      Page
-------------------                                                      ----

Report  of  Sellers  and  Andersen  L.L.C.,  Certified
    Public  Accountants                                                    26

Balance  Sheet  as  at  October  31,  2002                                 27

Statement  of  Operations  for  the  period  from  November
    16,  1999  (Date of      Inception)  to  October  31,  2002            28

Statement  in  Changes  in Stockholders' Equity for the period from November 16, 1999  (Date  of  Inception)  to  October
    31,  2002                                                              29

Statement  of  Cash  Flows  for  the  period  from  November
    16,  1999 (Date of      Inception)  to  October  31,  2002             30

Notes  to  the  Financial  Statements                                      31

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

(3) Form 8-K incorporated herein by reference to the Company's filing on October 24, 2002,

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GLEN MANOR RESOURCES INC.

                                (the Registrant)




                          By:    /s/  "Michael Fisher"
                          --    ---------------------
                                    Michael Fisher
                                  President and Director

Dated:  May 6, 2003


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:



                              By:   /s/  "Michael Fisher"
                              --   ----------------------
                                     Michael Fisher
                                   President Director

Dated:  May 6, 2003


                              By:  /s/  "John Watson"
                              --  ---------------------
                                       John Watson
                            Secretary Treasurer and Director

Dated:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  Fisher,  certify  that:

1. I have reviewed this annual report on Form 10-KSB for the year ended October 31, 2002 of Glen Manor Resources Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   /s/ "Michael Fisher", President and Director

Dated:  May 6, 2003

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Glen Manor Inc. on Form 10-KSB for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                      /s/  "Michael Fisher", President and Director

Dated:  May 6, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  John  Watson,  certify  that:

1. I have reviewed this annual report on Form 10-KSB for the year ended October 31, 2002 of Glen Manor Resources Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    /s/ "John  Watson", Secretary Treasurer and Director

Dated:  May 6, 2003

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Glen Manor Inc. on Form 10-KSB for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                     /s/  "John Watson", Secretary Treasurer and Director

Dated:  May 6, 2003

SELLERS AND ANDERSEN L.L.C.                    941 East 3300 South, Suite 220
Certified Public Accountants and Business          Salt Lake City, Utah 84106
Consultants
Member SEC Practice Section of the AICPA               Telephone 801-486-0096
                                                            Fax  801-486-0098

Board  of  Directors
Glen  Manor  Resources  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at October 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2002 and 2001 and the period November 16, 1999 (date of inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2002, and the results of operations, and cash flows for the year ended October 31, 2002 and 2001 and the period November 16, 1999 (date of inception) to October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City, Utah                         /s/  "Sellers and Andersen LLC"
May 5, 2003

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                                 October 31, 2002






ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $              -
                                                               ----------

            Total Current Assets. . . . . . . . . . . .                 -

MINERAL LEASE - Note 3. . . . . . . . . . . . . . . . .                 -
                                                               ----------

                                                         $              -
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .  $          2,220
     Accounts payable . . . . . . . . . . . . . . . . .            14,358
                                                               ----------

         Total Current Liabilities. . . . . . . . . . .            16,578
                                                               ----------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 11,783,220 shares issued and
           outstanding. . . . . . . . . . . . . . . . .            11,783

      Capital in excess of par value. . . . . . . . . .            44,761

      Deficit accumulated during the exploration
           stage. . . . . . . . . . . . . . . . . . . .           (73,122)
                                                               -----------

          Total Stockholders' Deficiency. . . . . . . .           (16,578)
                                                               -----------

                                                         $              -
                                                               ===========




    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

                For the years ended October 31, 2002 and 2001 and the period November 16, 1999 (Date of Inception) to October 31, 2002






                                OCT 31,        OCT 31,     Nov. 16, 1999 to,
                                 2002           2001        Oct 31,2002
                              ---------       --------      ---------------
REVENUES . . . . . . . . .  $           -   $          -   $           -

EXPENSES . . . . . . . . .         18,402         20,598          73,122
                                ---------       --------         --------

NET LOSS . . . . . . . . .  $     (18,402)  $    (20,598)  $     (73,122)
                                =========       =========        ========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $           -   $          -
                                =========       =========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     11,783,220     11,783,220
                               ==========     ==========













    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    For the period November 16, 1999 (Date of Inception) to October 31, 2002





                                                                          CAPITAL IN
                                                   COMMON STOCK            EXCESS OF     ACCUMULATED
-                                                SHARES      AMOUNT        PAR VALUE       DEFICIT
                                               ----------  ----------------  ------------  ---------
BALANCE NOVEMBER 16, 1999 (DATE OF INCEPTION)           -  $        -  $          -        $      -

Issuance of common shares for cash at
     $0.001 - November and December, 1999 . .   6,000,000       6,000             -               -

Issuance of common shares for cash at
     $0.002 - January 2000. . . . . . . . . .   5,750,000       5,750         5,750               -

Issuance of common shares for cash at
     $0.20 - January 2000 . . . . . . . . . .      33,220          33         6,611               -

Contributions to capital - related parties
   - expenses . . . . . . .                             -           -         10,800              -

Net operating loss for the period
     November 16, 1999 to October 31, 2000. .           -           -             -         (34,122)

Contributions to capital - related parties
   - expenses . . . . . . .                             -            -        10,800              -

Net operating loss for the year ended
    October 31, 2001. . . . . . . . . . . . .           -             -            -        (20,598)

Contributions to capital - related parties
  - expenses . . . . . .                    .           -             -       10,800              -

Net operating loss for the year ended
    October 31, 2002. . . . . . . . . . . . .           -              -            -       (18,402)
                                               ----------       ---------     -------       --------
Balance October 31, 2002                       11,783,220  $       11,783   $  44,761    $  (73,122)
                                               ==========       =========     =======        =======







    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

         For the years ended October 31, 2002 and 2001and for the period
            November 16, 1999 (Date of Inception) to October 31, 2002






                                                 OCT 31,         OCT 31,    Nov 16, 1999 to,
                                                  2002            2001        Oct. 31 2002
                                               ---------        --------     --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $      (18,402)  $    (20,598)  $     (73,122)

    Adjustments to reconcile net loss to
        net cash provided by operating
        activities:

     Change in accounts payable . .      .           7,533          6,075          16,578
     Contributions to capital - expenses            10,800         10,800          32,400
                                                 ---------       ---------       --------

             Net cash deficiency from
                   operations . . . . . .             (69)        (3,723)        (24,144)
                                                 ---------       ---------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
         stock. . . . . . . . . . . . . .               -              -          24,144
                                                 ---------        -------        --------

                                                        -              -          24,144
                                                 ---------        --------        -------

Net Increase (Decrease)in Cash. . . . . .             (69)        (3,723)              -

Cash at Beginning of Period . . . . . . .              69          3,792               -
                                                 ---------        --------        -------

CASH AT END OF PERIOD . . . . . . . . . .  $            -   $         69   $           -
                                                 =========        =======         =======

NON CASH FLOWS FROM OPERATING ACTIVITIES

  Contributions to capital - related parties
       - expenses - 2000 - 2002            $       10,800   $     10,800   $      32,400
                                                 =========        =======         =======





    The accompanying notes are an integral part of these financial statements

                            GLEN MANOR RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2002



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

Income  Taxes
-------------

On October 31, 2002, the Company had a net operating loss carry forward of $73,122. The tax benefit of $21,937 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carry forward will expire  starting in the year 2021 through 2023.

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

Mining  Claim  Costs
----------------------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments including cash and accounts Payable, are considered by management to be their estimated fair values.

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


4.   RELATED  PARTY  TRANSACTIONS

Officers-directors have acquired 51% of the common stock of the company and have made demand, no interest loans of $2,220.


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