Form 10-Q
period 2003-01-31
GLEN MANOR RESOURCES INC
filed 2003-05-07
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934

          For  the  quarterly  period  ended          January  31,  2003
                                            ------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         For  the  transition  period  from                  to

         Commission  File  number               0-31757
                                                -------


                                GLEN  MANOR  RESOURCES  INC.
                                ----------------------------
                  (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                               98-0233452
          ------                                           --------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

123  Paseo  de  la  Loma
Upper  La  Floresta,  Ajijic,  Jalisco,
Mexico                                                          45920
------                                                          -----
(Address of principal executive offices)                     (Zip Code)

                                   011-52-376-766-0550
              -------------------------------------------------------
              Registrant's  telephone  number,  including  area  code

                                          N/A
           ---------------------------------------------------------------------
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  January  31,  2003
          ----------                    ---------------------------------------

  Common  Stock,  $0.001  per  share                   11,783,220
                                                       ==========

                                      INDEX





                                                                          Page
                                                                        Number
                               -----------------------------------------------
PART 1.. . .  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements (unaudited)                                3

              Balance Sheet as at January 31, 2003 and October 31,
                 2002                                                         4


              Statement of Operations
                 For the three months ended January 31, 2003 and
                 2002,  and for the period from November 16,
                 1999 (Date of Inception) to January 31, 2003 . .             5

              Statement of Cash Flows
                 For the three months ended January 31, 2003 and
                 2002 and for the period from November 16, 1999
                 (Date of Inception) to January 31, 2003. . . . .             6

              Notes to the Financial Statements                               7

     ITEM 2.. Management's Discussion and Analysis or Plan of Operation       9

PART 11. . .  OTHER INFORMATION             .                                17

     ITEM 1.. LEGAL PROCEEDINGS                                              17

     ITEM 2.  CHANGES IN SECURITIES                                          17

     ITEM 3.. DEFAULTS UPON SENIOR SECURITIES                                17

     ITEM 4.. SUBMISSION OF MATTERS TO A VOTE OF
.. .              SECURITY HOLDERS                                            17

     ITEM 5.  OTHER INFORMATION                                              17

     ITEM 6.. EXHIBITS AND REPORTS ON FORM 8-K                               17

              SIGNATURES . . . . . . . .                                     18

              CERTIFICATE - SARBANES-OXLEY ACT OF 2002 . . . .            19-22

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at January 31, 2003 and October 31, 2002 and the statement of operations and statement of cash flow for the three months ended January 31, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to January 31, 2003, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                      January 31, 2003 and October 31, 2002

                      (Unaudited - Prepared by Management)





                                                         JANUARY 31,      October 31,
                                                             2003            2002
                                                        ------------     ------------
ASSETS
CURRENT ASSETS

           Total Assets. . . . . . . . . . . . . . . .  $           -   $            -
                                                            =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . . .  $       2,480   $        2,220
     Accounts payable. . . . . . . . . . . . . . . . .         17,539           14,358
                                                           ----------        ----------

            Total Current Liabilities. . . . . . . . .         20,019           16,578
                                                           ----------        ----------

STOCKHOLDERS' EQUITY

     Common stock
          200,000,000 shares authorized, at $0.001 par
          value;  11,783,220 shares issued and
          outstanding. . . . . . . . . . . . . . . . .         11,783           11,783

     Capital in excess of par value. . . . . . . . . .         47,461           44,761

     Deficit accumulated during the exploration stage.        (79,263)         (73,122)
                                                            ----------       ----------

             Total Stockholders' Deficiency. . . . . .        (20,019)         (16,578)
                                                            ----------       ----------

                                                        $           -   $            -
                                                            ==========       ==========








     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

              For the Three Months Ended January 31, 2003 and 2002
  And for the period November 16, 1999 (Date of Inception) to January 31, 2003

                      (Unaudited - Prepared by Management)





                        Three Months      Three Months     INCEPTION TO
                           Ended              Ended         JANUARY 31,
                      January 31, 2003   January 31, 2002      2003
                     -----------------   ----------------   ------------
REVENUE . . . . . .  $               -   $            -   $            -

EXPENSES. . . . . .              6,141            5,073           79,263
                            ----------       ----------        ----------

NET LOSS. . . . . .  $          (6,141)  $       (5,073)  $      (79,263)
                            ===========      ===========       ==========



NET LOSS PER COMMON
SHARE

     Basic. . . . .  $               -   $            -   $            -
                            ===========      ============      ==========


AVERAGE OUTSTANDING
SHARES

     Basic. . . . .         11,783,220       11,783,220
                            ==========       ==========









     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended January 31, 2003 and 2002 and for the period from November 16,1999 (Date of Inception) to January 31, 2003

                      (Unaudited - Prepared by Management)





                                                 Three Months     Three Months    INCEPTION TO
                                                     Ended           Ended         JANUARY 31,
                                                Jan. 31, 2003     Jan. 31, 2002        2003
--                                              -------------     -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss . . . . . . . . . . . . . . . . .  $       (6,141)  $      (5,073)  $      (79,263)

    Adjustments to reconcile net loss to net cash provided by operating activities:

        Capital contribution - expenses. . . .           2,700           2,700           35,100
        Change in accounts payable -
        related party. . . . . . . . . . . . .             260             150            2,480
        Change in accounts payable . . . . . .           3,181           2,154           17,539
                                                     ---------         -------          --------

           Net cash deficiency from operations               -             (69)         (24,144)
                                                     ----------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of common
         stock . . . . . . . . . . . . . . . .               -               -           24,144
                                                     -----------        --------        --------

                                                             -               -                -
                                                     -----------        --------        --------

Net Increase (Decrease) in Cash. . . . . . . .               -             (69)               -

Cash at Beginning of Period. . . . . . . . . .               -              69                -
                                                     ----------          ------         --------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $            -   $           -   $            -
                                                    ==========           ======         ========

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by officer
     Expenses - 2003 - 2000             $ 2,700        $ 2,700        $ 35,100
                                          =====          =====          ======





     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                                January 31, 2003

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date the Company did not own the rights to any mineral claims.

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

Income  Taxes
-------------

On January 31, 2003, the Company had a net operating loss carry forward of $79,263. The tax benefit of $23,779 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The  loss  carry  forward  will  expire  in  the  year  2024.

Basic  and  Diluted  Net  Income  (loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                                January 31, 2003

                      (Unaudited - Prepared by Management)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Financial  Instruments
----------------------

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


3.     SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 51% of the common stock of the company and have Made demand, no interest loans of $2,480.


4.     GOING  CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by officers, additional funding equity, and long term financing, which will enable the Company to operate in the coming year.

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

1.     THE  COMPANY  HAS  NO  ASSETS  AND  NO  PROJECT

     With the expiry of the Glen claim on June 25, 2003 the Company no longer has any mineral property and no project. Without a mineral property or project the Company might not be able to obtain any funding for its future development and might cease to exist as an operating entity. Refer to Note 10.

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

7.     TIME  SPENT  BY  DIRECTORS  AND  OFFICERS  ON  THE AFFAIRS OF THE COMPANY

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month. If the Company remains in the mining industry, management will have to seek out professionals in the mining industry to assist it in the exploration of any future mineral property it acquires. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

9.   THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES SINCE ITS EXCEPTION
     DEVELOPMENT.

The Company has cumulative net loss for the date of its inception to January 31, 2003 of $79,263. To date, the Company has not been able to offset these losses with any form of cash flow. In the future, unless circumstances change, the Company will find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

10.     GOING  CONCERN  CONCEPT

As mentioned under 1 and 9 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2002 as follows:

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

LIQUIDITY  AND  CAPITAL  RESOURCES

As mentioned above, the Company has no assets. It's outstanding accounts payable are $20,019 of which $2,480 is due to related parties. The breakdown of accounts payable owed to third parties is as follows:





               Creditor                   Amount owed
                   ---------------------  -----------
         Auditors. . . . . . .  i            $ 6,300
         Accountant. . . . . .  ii             6,400
         Edgar filing fees . .  iii              608
         Office services . . .  iv               757
         Property maintenance.  v                800
         Transfer agent's fees  vi             2,674
                                             -------
                                             $17,539
                                             =======




(i) The Company has accrued $500 for each of the Form 10-QSBs for July 31, 2001, January 31, April 30, July 31, 2002 and January 31, 2003 and $1,900
     for the Form 10-KSB for the fiscal years ended October 31, 2001 and 2002.

(ii) Represents accounting fees for the preparation of financial statements for October 31, 2000, January 31, April 30 and July 31, October 31, 2001, January 31, April 30, July 31 and October 31, 2002 and January 31, 2003. The fees for filing the outstanding Form 10-QSBs and 10-KSBs have been accrued at $1,000.

(iii) Represents fees owed to RCI Group of Washington, DC which have been outstanding for several years.

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

(vi) Represents two years of fees from the Company's transfer agent, Nevada Agency & Trust Company, at $1,200 each year including interest charges thereon.

The amount of $2,480 owed to directors has no fixed repayment terms and bears no interest.

There has been no change in the Company's financial position since its last fiscal year.

The Company will require additional funds to meet the above noted obligations to creditors.

The Company has incurred certain expenses during the three months ended January 31, 2003 as follows:





                 EXPENDITURE                       AMOUNT
         Accounting and audit. . . . .  i          $1,850
         Management fees . . . . . . .  ii          1,500
         Office expenses . . . . . . .                 50
         Rent. . . . . . . . . . . ..  iii            900
         Telephone . . . . . . . . . .  iv            300
         Transfer agent's fees . . . .  v           1,541
                                                   ------
                   Total expenses               $   6,141
                                                 =========




i. The Company accrues $500 in fees to its auditors for the review of this Form 10-QSB. The Company was advised by its auditors that the fee for filing a Form 10-KSB had increased by $200. Having not filed the Form 10-KSB for either October 31, 2001 or 2002 an adjustment was made in the amount of $400 to reflect this increase. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB. Included in the above amount is $100 as the fee charged to file this Form 10-QSB on the Edgar system.

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

v. Represents the annual fee of $1,200 paid each year to the transfer agent and interest charged on the overdue balance.

Estimated  expenses  over  twelve  months  and  required  funds:
----------------------------------------------------------------





                                     Requirements    Current      Required
                                         for        Accounts     funds for
     Expenditures                   twelve months    Payable   twelve months
---------------------              --------------  ---------  --------------
Accounting and audit.       1          $   5,500  $   12,700     $  18,200
Filing fees . . . . .       2                760         608         1,368
Office. . . . . . . .       3                500         757         1,257
Property maintenance.       4                  -         800           800
Transfer agent's fees       5              1,500       2,674         4,174
                                       ---------    ---------      -------

           Estimated expenses.       $     8,260   $  17,539     $  25,799
                                       =========    =========      =======




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

2. The Company is using an independent Edgar filer who charges $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. Included in filing fees is an amount paid each year to the State of Nevada for filing the List of Directors and Officers to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $260. The past accrued charges for Edgar filings have been reflected in the amount owed under accounts payable - third party.

3. Based on prior years, management has estimated a charge of $500 to cover the cost of photocopying, fax and courier.

4. The mineral property was maintained in good standing until March 25, 2002 by an advance to the Company for a third party. It was agreed no interest would be charged on the amount advanced and repayment would occur when the Company had adequate funds.

5. The fee charges by Nevada Agency & Trust Company, Reno, Nevada, for acting as transfer agent for the Company is $1,200 annual. The additional charges of $300 are based on the prior periods charges.

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

The Company is not expecting to purchase any new plant or significant equipment or to dispose of any assets during the next period.

The  Company does not expect any significant changes in the number of employees.

                         PART 11.     OTHER INFORMATION
                         --------     -----------------


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

     (3) Form 8-K incorporated herein by reference to the Company's filing on October 24, 2002.

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

Date: May 6, 2003         /s/ "Michael Fisher",  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Fisher, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: May 6, 2003     /s/ "John  Watson",  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Glen Manor Resources Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Watson, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                /S/ "John Watson", Secretary Treasurer and Director

Date: May 6, 2003