Form 10QSB
period 2003-04-30
GLEN MANOR RESOURCES INC
filed 2003-12-23
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April  30, 2003
                               ------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------

Commission File number                 0-31757
                       ----------------------------------------

                           GLEN MANOR RESOURCES, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              98-0233452
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


(Address of principal executive offices)                         (Zip Code)


               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

            Class                       Outstanding as of April  30, 2003
          ---------                     ---------------------------------
     Common  Stock, $0.001                     11,783,220

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

   ITEM 1.  Financial Statements (unaudited)..................................3

            Balance Sheets....................................................4
               April 30, 2003 and October 31, 2002

            Statements of Operations
               For the three and six months ended April 30, 2003 and 2002...5 and the period November 16, 1999 to April 30, 2003

            Statements of Cash Flows
               For the six months ended April 30, 2003 and 2002..............6 and the period November 16, 1999  to April 30, 2003

            Notes to Financial Statements.....................................7

   ITEM 2.  Plan of Operations................................................9

PART II.    Signatures........................................................9

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



The accompanying balance sheets of Glen Manor Resources, Inc. ( development stage company) at April 30, 2003 and October 31 2002, and the related statements of operations, and statements cash flows, for the three and six months ended April 30, 2003 and 2002 and the period November 16, 1999 to April 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2003, are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.


                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                       April 30, 2003 and October 31, 2002

-----------------------------------------------------------------------------------


                                                                Apr 30,     Oct 31,
                                                                 2003        2002
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

       Total Current Assets                                    $   --      $   --
                                                               ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable - related party                            $ 19,938    $  2,220
   Accounts payable                                                --        14,358
                                                               --------    --------

       Total Current Liabilities                                 19,938      16,578
                                                               --------    --------


STOCKHOLDERS' EQUITY (deficiency)

   Common stock
        200,000,000 shares authorized, at $0.001 par  value;
        11,783,220 shares issued and outstanding                 11,783      11,783

   Capital in excess of par value                                47,461      44,761

    Deficit accumulated during the development stage            (79,182)    (73,122
                                                               --------    --------

       Total Stockholders' Equity (deficiency)                  (19,938)    (16,578)
                                                               --------    --------


                                                               $    --     $    --
                                                               ========    ========




   The accompanying notes are an integral part of these financial statements.



                                   GLEN MANOR RESOURCES, INC.
                                   (Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)
                   For the Three and Six Months Ended April 30, 2003, and 2002
             and the Period November 16, 1999 (Date of Inception) to April 30, 2003

-----------------------------------------------------------------------------------------------


                                       Three Months           Six Months
                                   -------------------    --------------------
                                    Apr 30,    Apr 30,     Apr 30,     Apr 30,   Nov 16, 1999 to
                                     2003       2002        2003        2002      Apr  30, 2003
                                   --------   --------    --------    --------    ------------
REVENUES                           $   --     $   --      $   --      $   --      $       --

EXPENSES                               --        3,697       6,060       8,770          79,182
                                   --------   --------    --------    --------    ------------

NET LOSS                           $   --     $ (3,697)   $ (6,060)   $ (8,770)   $    (79,182)
                                   ========   ========    ========    ========    ============




NET LOSS PER COMMON
   SHARE

   Basic and diluted               $   --     $   --      $   --      $   --
                                   --------   --------    --------    --------


AVERAGE  OUTSTANDING
    SHARES

     Basic - (stated in 1,000's)     11,783     11,783      11,783      11,783
                                   --------   --------    --------    --------












   The accompanying notes are an integral part of these financial statements.



                                         GLEN MANOR RESOURCES, INC.
                                        ( Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                             For the Six Months Ended April 30, 2003, and 2002
                   and the Period November 16, 1999 (Date of Inception) to April 30, 2003

----------------------------------------------------------------------------------------------------------


                                                                                               Nov 16, 1999
                                                                          Apr 30,     Apr 30,   to Apr 30,
                                                                           2003        2002        2003
                                                                         --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                              $ (6,060)   $ (8,770)   $(79,182)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accounts payable                                    3,360       3,301      19,938
          Contributions to capital - expenses                               2,700       5,400      35,100


          Net Cash Used in Operations                                        --           (69)    (24,144)
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                             --           --          --
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                             --          --        24,144
                                                                         --------    --------    --------

   Net Increase (Decrease) in Cash                                           --           (69)       --

   Cash at Beginning of Period                                               --            69        --
                                                                         --------    --------    --------

   Cash at End of Period                                                 $   --      $   --      $   --
                                                                         ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related parties - 2001-2003     35,100
                                                                         --------


The accompanying notes are an integral part of these financial statements.


                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with authorized common stock of 200,000,000 shares with a par value of $0.001.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties, however, at the report date the company had not acquired rights to any claims.

Since its inception the company completed private placement offerings of 11,783,220 common shares for $24,144.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.


Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.


Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On April 30, 2003, the Company had a net operating loss carry forward of $79,182. No tax benefit from the loss carry forward will be available because there has been a recent substantial change in the shareholder ownership.


Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2003

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.


Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.


Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.


Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.


Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 51% of the outstanding common stock of the Company and have made no interest, demand loans to the Company of $19,938.

                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2003

--------------------------------------------------------------------------------


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.


--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its future planned activity. The management of the Company has developed a strategy which they believe will accomplish this objective through equity funding, long term debt, and additional loans from officers, which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.


Results of Operations
---------------------

The Company had no operations during this quarterly reporting period.

                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                    Glen Manor Resources, Inc.
                                                           [Registrant]

                                                     /s/
                                                    ----------------------------
                                                    President
December 22, 2003

                                  CERTIFICATION

Pursuant to SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, , the CEO, President, and Chairman of the Board of Glen Manor Resources, Inc. (the "Registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Quarterly Reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedure as of a date with 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the Registrant's certifying officer, I have disclosed based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. As the Registrant's certifying officer, I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

December 22, 2003


                                        /s/
                                        ---------------------------------
                                        CEO, President and Chairman of the Board

                                  CERTIFICATION

Pursuant to SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Secretary/Treasure and director of Glen Manor Resources, Inc. (the "Registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Quarterly Reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. As the Registrant's other certifying officer, and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. As the Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



December 22, 2003
                                               /s/
                                               ---------------------------------
                                               Secretary/Treasurer and Director

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350  AS ADOPTED

Pursuant to SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Glen Manor Resources, Inc. (the "Registrant") on Form 10-QSB for the quarter ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, CEO, President, and Chairman of the Board of the Registrant, and , Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of our knowledge and belief:

(1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

December 22, 2003


                                         /s/
                                         ---------------------------------------
                                         CEO, President, and
                                         Chairman of the Board

December 22, 2003


                                         /s/
                                         ---------------------------------------
                                         Secretary/Treasurer and
                                         Director