Form 10QSB
period 2003-07-31
GLEN MANOR RESOURCES INC
filed 2003-12-23
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July  31, 2003
                               ----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission File number         0-31757
                       -----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                              Outstanding as of  July 31, 2003
         ---------                            --------------------------------
    Common  Stock, $0.001                              11,783,220




                                          INDEX

                                                                               Page
                                                                              Number
PART I.

      ITEM 1.  Financial Statements (unaudited)...................................3

               Balance Sheets.....................................................4
                  July 31, 2003 and October 31, 2002

               Statements of Operations
                  For the three and nine  months ended July  31, 2003 and 2002....5 and the period November 16, 1999 to July 31, 2003

               Statements of Cash Flows
                  For the nine months ended July 31, 2003 and 2002................6 and the period November 16, 1999  to July 31, 2003

               Notes to Financial Statements......................................7

      ITEM 2.  Plan of Operations.................................................9

PART II.       Signatures.........................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Glen Manor Resources, Inc. ( development stage company) at July 31, 2003 and October 31 2002, and the related statements of operations, and statements cash flows, for the three and nine months ended July 31, 2003 and 2002 and the period November 16, 1999 to July 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.


                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                       July 31, 2003 and October 31, 2002

----------------------------------------------------------------------------------



                                                                Jul 31,     Oct 31,
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



                                    GLEN MANOR RESOURCES, INC.
                                    (Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)
                For the Three and Nine Months Ended July 31, 2003, and 2002 and the
                   Period November 16, 1999 (Date of Inception) to July 31, 2003

-------------------------------------------------------------------------------------------------


                                       Three Months           Nine Months
                                   -------------------   ---------------------
                                    Jul 31,    Jul 31,    Jul 31,      Jul 31,    Nov 16, 1999 to
                                     2003       2002        2003        2002       Jul 31, 2003
                                   --------   --------    --------    --------    --------------
REVENUES                           $   --     $   --      $   --      $   --      $         --

EXPENSES                               --        4,432       6,060      13,202            79,182
                                   --------   --------    --------    --------    --------------

NET LOSS                           $   --     $ (4,432)   $ (6,060)   $(13,202)   $      (79,182)
                                   ========   ========    ========    ========    ==============




NET LOSS PER COMMON
   SHARE

   Basic and diluted               $   --     $   --      $   --      $   --
                                   --------   --------    --------    --------


AVERAGE  OUTSTANDING
    SHARES

     Basic - (stated in 1,000's)     11,783     11,783      11,783      11,783
                                   --------   --------    --------    --------







            The accompanying notes are an integral part of these financial statements.



                                         GLEN MANOR RESOURCES, INC.
                                        ( Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                              For the Nine Months Ended July 31, 2003, and 2002
                    and the Period November 16, 1999 (Date of Inception) to July 31, 2003

-----------------------------------------------------------------------------------------------------------


                                                                                               Nov 16, 1999
                                                                          Jul 31,     Jul 31,   to Jul 31,
                                                                           2003        2002        2003
                                                                         --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                              $ (6,060)   $(13,202)   $(79,182)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Changes in accounts payable                                       3,360       5,033      19,938
          Contributions to capital - expenses                               2,700       8,100      35,100


          Net Cash Used in Operations                                        --           (69)    (24,144)
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                             --          --          --
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                             --          --        24,144
                                                                         --------    --------    --------

   Net Increase (Decrease) in Cash                                           --           (69)       --

   Cash at Beginning of Period                                               --            69        --
                                                                         --------    --------    --------

   Cash at End of Period                                                 $   --      $   --      $   --
                                                                         ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related parties - 2001-2003     35,100
                                                                         --------


                 The accompanying notes are an integral part of these financial statements.

                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2003

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

On July 31, 2003, the Company had a net operating loss carry forward of $79,182. No tax benefit from the loss carry forward will be available because there has been a recent substantial change in the shareholder ownership.


Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  July 31, 2003

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

                           GLEN MANOR RESOURCES, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  July 31, 2003

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


-------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

-------------------------------------------------------------------------------


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


                                                   Glen Manor Resources, Inc.
                                                          [Registrant]

                                                   /s/
                                                   ----------------------------
                                                   - President
December 22, 2003

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

Dated: December 22, 2003
                                        /s/
                                        ---------------------------------
                                        CEO, President and Chairman of the Board

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


Dated: December 22, 2003
                                           /s/
                                           ---------------------------------
                                           Secretary/Treasurer and Director

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



Dated: December 22, 2003
                                          /s/
                                          --------------------------------------
                                          CEO, President, and
                                          Chairman of the Board

Dated: December 22, 2003
                                          /s/
                                          --------------------------------------
                                          Secretary/Treasurer and  Director