Form 10KSB
period 2003-10-31
GLEN MANOR RESOURCES INC
filed 2004-03-04
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(x) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
                           For the fiscal year ended          October  31,  2003
                                                              ------------------

(  )    TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934  (NO  FEE  REQUIRED)
                           For the transaction period from            to

                           Commission File number        0-31757
                                                         -------

                         GLEN  MANOR  RESOURCES  INC.
                         ----------------------------
               (Exact name of Company as specified in charter)

                  Nevada                                      98-0233452
                  ------                                    --------------
State or other jurisdiction of incorporation                (I.R.S. Employee
            or  organization                               Identification No.)

5910 South University Blvd. C-18, Box 222
Greenwood, Colorado                                               80121
-----------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code                720-232-7296
                                                             -------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
       None                                              None
-------------------                    -----------------------------------------

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

As at October 31, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of October 31, 2003, the Company has 15,783,220 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  to  under  Part  1V

                                TABLE OF CONTENTS


PART  1
-------
                                                                          Page
                                                                          ----





ITEM 1.    Description of Business                                          4
ITEM 2. .  Description of Property                                          9

ITEM 3. .  Legal Proceedings                                               10

ITEM 4. .  Submission of Matters to Vote of Securities Holders             10

PART II
--------

ITEM 5. .  Market for Common Equity and Related Stockholder Matters        10

ITEM 6. .  Management's Discussion and Analysis or Plan of Operations      10

ITEM 7. .  Financial Statements                                            13

ITEM 8     Changes in and Disagreements with Accountants on
.. . . . .  Accounting and Financial Disclosure                             13

ITEM 8A..  Controls and Procedures                                         14

PART III
----------

ITEM 9     Directors, Executive Officers, Promoters, and Control
  . . . .  Persons; Compliance with Section 16(a) of the Exchange Act      14

ITEM 10..  Executive Compensation                                          17

ITEM 11..  Security Ownership of Certain Beneficial Owners and Management  19

ITEM 12..  Certain Relationships and Related Transactions                  19

PART IV
---------

ITEM 13..  Exhibits and Reports on Form 8-K                                21

ITEM 14..  Principal Accountant Fees and Services                          22

           SIGNATURES                                                      24

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

     The Company's offices are located at 5910 South University Blvd, C-18, Box 222, Greeenwood Village, Colorado, 80121. (Telephone: 720-232-7296).

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As at October 31, 2003, there were 15,783,200 shares outstanding.

     The Company is in the natural resources development and acquisition business. The Company was founded as a mining exploration Company with mineral claims in the Province of Newfoundland, Canada in a known gold and precious metals producing area. Due to lack of funds, the Company was unable to continue the mineral exploration process and has now focused its attention on the acquisition of income producing oil and gas properties in the United States which the Company believes have a solid future and which will provide operating funds for the Company as it progresses in its development. The Company initially acquired a carried working interest in a producing property in Texas and is exploring the acquisition of additional properties there and in other areas.

      On September 15, 2003, the Company closed on the purchase of a 2% leasehold working interest in a natural gas property in Texas, which is being acquired for stock. The well produces monthly income

     The Company was previously in the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. The Glen claim lapsed on June 25, 2002, thereby eliminating any further interest in the Glen claim, and the Company did not invest in any other mineral claims.

     The Company's management changed during the year. On May 19, 2003, Michael Fisher and John Watson resigned as Directors of the Company, being replaced by Albert Folsom, as President and Director. On November 30, 2003, Albert Folsom resigned as President and appointed J. Dean Burden as President and CEO. Mr. Burden was also appointed as a Director and Treasurer of the Company. Mr. Folsom remained as Director and Secretary-Treasurer of Glen Manor, and was appointed CFO of the Company.

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

1.     THE  COMPANY  HAS  LIMITED  ASSETS

     The Company only asset, as at October 31, 2003, is a 2% leasehold working interest in oil and gas leases known as Arieo Pantel et ux and Gilberto Pena, Jr. et ux located in Goliad County, Texas with a depth restriction of 2,700 feet. Presently the revenue derived from this oil and gas interest is not sufficient to maintain the Company over the long period.

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

5.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 10,000,000 shares. It would be impossible for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

6. ONE OF THE COMPANY'S DIRECTORS IS RESIDENT OUTSIDE OF THE UNITED STATES AND THEREFORE, IT MAY BE DIFFICULT FOR INVESTORS TO EFFECT SERVICE OF PROCESS.

     Since one of the directors is resident outside of the United States (the "US"), being a resident in Canada, it may not be possible to effect service of process upon this director. All or a substantial portion of the assets of this director may be located outside of the US, and accordingly there may be difficulty or, increased costs involved, in enforcing judgments obtained in US courts against this director. Furthermore, it would be difficult for investors to commence an original action in Canadian courts to enforce liabilities based upon U.S. federal securities laws against the Company and the Canadian director because it is outside the jurisdiction of Canadian courts to enforce liabilities based upon U.S. federal securities laws.

7.     TIME  SPENT  BY  DIRECTORS  AND  OFFICERS  ON  THE AFFAIRS OF THE COMPANY

     The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 percent of the work week for Mr. Folsom and 50% of the work week for Jerrold Burden.

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION
       DEVELOPMENT.

     The Company has cumulative net loss for the date of its inception to October 31, 2003 of $83,337. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

9.     GOING  CONCERN  CONCEPT

     As mentioned under 8 above, the Company might cease to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2003 as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty".

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

13.    COMPETITION

     The exploration of oil and natural gas is an intensely competitive industry. The sale of interests in oil and gas projects, like those the Company plans to acquire, is also very competitive. The Company is competing with other oil and natural gas producers, as well as with other entities which invest in oil and gas for their own account or for others, and many of these companies are substantially larger than the Company, having larger staffs, larger budgets and more experience.

14.    MARKETS

     Market factors affect the quantities of oil and gas production and the price the Company can obtain for the production from its oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry.

15.    REGULATION

     Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from the Company's operations. The states in which the Company operates or plans to operate have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or pro-ration unit.

     The exploration, development, production, and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. The cost of oil and gas development and production also may increase because of the cost of compliance with such regulations, together with any penalties resulting from failing to comply with the legislation and regulations. Ultimately, the Company may bear some of these costs.

     Presently, the Company does not anticipate that compliance with federal, state and local environmental regulations will have an adverse effect on capital expenditures, earnings, or its competitive position in the oil and gas industry; however, changes in the laws, rules, or regulations, or the interpretation thereof, could have a material adverse effect on the Company's financial condition or results of operation.


                        ITEM 2. DESCRIPTION OF PROPERTIES


     Subsequent to a change in management in 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantell Lease, from Energy Royalty Investments LLC of Corpus Christy Texas. The working leasehold interest was evaluated by Falcon-Meramec Geologists and Engineers, two oil and gas engineers, located in Denver, Coloraldo, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company issued 4,000,000 common stock to acquire this revenue interest in the property. The property is producing income at the rate of $575.00 to $750.00 per month since acquisition.

     The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company and management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 4, 2003, Randall V. Wheat of Energy Royalty Investments LLC and

Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option is valid for 180 days from December 15, 2003 by Energy Royalty Investments, LLC and Hybrid Energy Inc. The purchase for the Working Interest is $550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.


                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2003.



                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2003, the Company had 37 shareholders; one of these shareholders is an officer and director of the Company.

     During the prior year the Company issued 4,000,000 common shares for certain oil and gas interests more fully described under Item 2-Description of Property noted above.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company is seeking a quotation on the OTCBB. With limited assets at the present time, the Company might find it difficult to obtain a quotation on the OTCBB. Nevertheless, management has entered into an option agreement to acquire other oil and gas interests.

     The Company has no revenue to date, and has a small revenue starting in November from the 2% working interest, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

Liquidity  and  Capital  Resources
----------------------------------

     As at October 31, 2003, the Company had assets of $17,500 and $4,155 in accounts payable. The asset is an oil and gas lease, and the accounts payable comprises $4,155 due to a related party.

Expenses  incurred  during  2003

     The Company has incurred certain expenses during the fiscal year ended October 31, 2003 as follows:





EXPENDITURE                             AMOUNT
Accounting and audit. . . . .  i     $   3,750
Edgar filings . . . . . . . .  ii          575
Exploration expenses. . . . .              560
Management fees . . . . . . .  iii       1,500
Office expenses . . . . . . .              638
Rent. . . . . . . . . . . . .  iv          900
Telephone . . . . . . . . . .  v           300
Transfer agent's fees . . . .  vi        1,992
                                        ------
               Total expenses         $ 10,215
                                       =======




i. The Company paid $1,750 in fees to its auditors, Sellers and Andersen, for the review of Form 10-QSB for the periods ended April 30, and July 31, 2003 and $2,000 for the auditors' examination of the financial statements attached to this Form 10-KSB.

ii. The Company paid $575 in Edgar filing fees for two Form 10-QSB's as at April 30 and July 31, 2003.

iii. In the past, the Company did not compensate its directors for the service they perform for the Company since the Company did not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued a total of $1,500 for the year. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance
       sheet.   The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

iv. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued a total of $900 for the year as an expense with an offsetting credit to "Capital in Excess of Par Value".

v. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues a total amount of $300 for the year to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vi. Represents the annual fee of $1,200 paid each year to the transfer agent for registration fees, plus stock transfer and miscellaneous charges and interest accrued on unpaid balance.

Estimates  expenses  over  12  months  and  required  funds:

     Management estimates that the following funds will be required to meet expenses for the next twelve months and to pay current obligations:





                                    Requirements
                                        For
Expenditures                        Twelve Months
----------------------  --------------
Accounting and audit .           1  $   6,000
Filing fees. . . . . .           2      1,810
Office . . . . . . . .           3        500
Transfer agent's fees.           4      1,200
                                       ------

    Estimated expenses              $   9,510
                                      =======




Since the Company has not paid cash in the past for management fee, telephone and rent, no consideration has been given to these expenses. For the present time, the Company does not anticipate paying cash for the above three mentioned expenses since it does not have the funds to do so.

1. The Company is contemplating paying $1,000 for its independent accountants to review the Form 10-QSBs for each of the periods ended January 31, April 30 and July 31, 2004. For the Form 10-KSB, the Company projects that it will pay approximately $3,000 for its independent accountants to examine the year-end financial statements and to report thereon.

2. The Company is using and independent Edgar filer who will file its Form 10-KSB and each of its Forms 10-QSB. It is estimated that this expense will be approximately $1,500 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual fee for filing this form is $310.

3. Based on prior years, management has estimated a charge of $500 to cover the cost of photocopying, fax and courier.

4. The fee charged by Nevada Agency & Trust Company, Reno, Nevada, for acting as transfer agent for the Company is $1,200 annually.

     The Company plans to bring in oil and gas revenues of $8,000 annually from its 2% leasehold interest. If the acquisition of further oil and gas assets does not occur the Company will require further funds to meet its future obligations. If no private placement funding occurs, the Company will rely on the contributions and loans from officers, directors and /or shareholders to pay its ongoing costs of operations.

Results  of  Operations
-----------------------

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


   ITEM 8.       CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


On  February  5,  2004,  the  Company  dismissed  Sellers & Andersen, LLC as the
independent  accountants.   This  action  was  approved  by the directors of the
Company. The Company appointed Madsen & Associates, CPA's Inc. as the independent accountants.

The reports of Sellers & Andersen LLC for the financial statements as at October 31, 2002 and through the subsequent interim periods ended February 5, 2004, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

During the fiscal year ended October 31, 2002, and through the subsequent interim period ended February 5, 2004, to the best of the Company's knowledge, there have been no disagreements with Sellers & Andersen, LLC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of the Company for such years.

During the fiscal year ended October 31, 2002, and through subsequent interim period ended February 5, 2004, Sellers & Andersen, LLC did not advise the Company on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal years ended October 31, 2002 and 2001, the Company has not consulted with Madsen & Associates CPA's Inc. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304
(a)(1)(iv)(B)  of  Regulation  S-B.


                        ITEM 8A. CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-KSB was being made.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of October 31, 2003, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                                                                 Term as
                                                                                 Director
     Name                 Age                       Position Held                  Since
---------------         -------              -------------------------------     --------

  J. Dean Burden          51              Chief Executive Officer, President         2003
                                                     and Director

  Albert Folsom.          60                   Chief Financial Officer               2003
                                                Secretary and Director

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

     JERROLD DEAN BURDEN is serving as an officer and director of the Company in the capacity of President, CEO and Director since November 2003. Mr. Burden is chiefly responsible for the reorganization of the Company to move it forward in compliance with S.E.C. regulations for reporting companies.

     From 1979-1982 Mr. Burden served as executive vice president and director of Tri-Star Oil and Gas Inc., a Denver based corporation engaged in the development of shallow offset production, primarily in Oklahoma and Kansas. In this capacity Mr. Burden was responsible for lease acquisition and oilfield equipment rental. During this time Mr. Burden also served as an officer and director of Western National Rig and Supply Company, based in Oklahoma City, Oklahoma. Western National was a company who contracted drilling shallow wells in Stephans County Oklahoma and surrounding areas.

     From 1983-1987 he served as founder and president of Dean Resources, a Colorado corporation engaged in the business of oil and gas lease development. Primary lease, property acquisitions and operations of the company were in Kansas, Oklahoma, Colorado, Texas and Wyoming.

     In 1988 to 1993 Mr. Burden has been closely associated with the mortgage lending business and real estate business. During this time he founded Centennial Banc Share Corp., a Colorado corporation engaged in all phases of mortgage lending. The company maintained a $5,000,000 warehouse line of credit and funded its own loans. The company was F.H.A. approved and funded all types of loans ranging from prime "A" rated paper to sub-prime B and C grade notes. The Company was an approved lender with dozens of banks such as Country Wide, Flag Star Bank, Fleet Mortgage, Carl I. Brown among others.

     Mr. Burden sold his interest in Centennial Banc Share Corp. in 2000. Since that time he has been involved in community projects, fund raising and selected investment opportunities in real estate and non-real estate. Mr. Burden has been a previous director of the Southeast Denver-Douglas County Economic Council, and the American Mortgage Lenders Association.

     Mr. Burden was honorably discharged from military service in 1974. He has attended Western State College in Colorado with major studies in economics and business.

     ALBERT FOLSOM is serving as an officer and director of Glen Manor Resources Inc. in the capacity of Secretary and director since May 2003. In November of 2003, he resigned as President of the Company to allow Mr. Burden to be appointed President.

     From 1989 to the present Mr. Folsom has served as a director of Amtel Communications Inc. of which he was the president until 1999. Amtel is a private company that initially financed "The Last Word", an advertisement display device that Mr. Folsom invented. In June of 1994, Mr. Folsom formed and served as President and Director of Purchase Point Media Corp. a Nevada Corporation that merged with PPMC a Public Minnesota Company and now serves as its President and Director. In 1983 he amalgamated several companies that became Aricana Resources. He served as President and Director of Aricana from 1983 to 1988 while directing Aricana's activities in medical research, development and marketing of medicinal products. While with Aricana he started a publishing company for medicinal products and founded The American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an Electrical Contracting Company. After serving in the US Navy (1956 to 1960) he was a real estate salesman in southern California.

Mr. Burden devotes approximately 50% of his time to the Company. Mr. Folsom devotes approximately 10% of his time to the activities of the Company.

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

     The following table sets forth as at October 31, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                       Position                  Report to be Filed and Date
----                        --------                 ---------------------------

Jerrold  Burden       President and Director             Form 3 -  not filed
                                                         Form 13 - not  filed

Albert Folsom         Secretary Treasurer/Director       Form 3 -  not filed


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended October 31, 2003.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2003:
                SUMMARY COMPENSATION TABLE (2001, 2002 AND 2003)

                                             Long Term Compensation (US Dollars)
                                             -----------------------------------
                       Annual  Compensation        Awards                Payouts
--------------------                      ------                         -------




      (a)                  (b)      (c)     (e)       (f)        (g)       (h)   (i)
                                           Other    Restricted                    All other
                                           Annual     Stock    Options/    LTIP      compen-
Name and Principal                          Comp.    awards       SAR     payouts   sation
Position. .               Year     Salary    ($)       ($)        (#)       ($)        ($)
------------------      -------   -------   -----    -------   --------   ------   ---------

Michael Fisher. . . .     2001      -0-     -0-        -0-        -0-       -0-       -0-
President, and. . . .     2002      -0-     -0-        -0-        -0-       -0-       -0-
Director. . . . . . .     2003      -0-     -0-        -0-        -0-       -0-       -0-

Qui Sung Poon . . . .     2001      -0-     -0-        -0-        -0-       -0-       -0-
Secretary Treasurer       2002      -0-     -0-        -0-        -0-       -0-      -0-
and Director

John Watson . . . . .     2001      -0-     -0-        -0-        -0-       -0-       -0-
Director. . . . . . .     2002      -0-     -0-        -0-        -0-       -0-       -0-
                          2003      -0-     -0-        -0-        -0-       -0-       -0-

Jerrold Burden            2003      -0-     -0-        -0-        -0-       -0-       -0-
President, CEO and
Director

Albert Folsom             2003      -0-     -0-        -0-        -0-       -0-       -0-
Secretary, CFO and
Director


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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at October 31, 2003, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






Name and Address                                         Amount
of Beneficial                         Nature of       of Beneficial      Percent
Owner                               Ownership(1)        Ownership       of Class
------------------                  ------------      -------------    ---------
JERROLD DEAN BURDEN
5910 South University Blvd.
C-18  Box 222
Greenwood Village, Colorado,
80121. . . .                  . . . .  Direct           10,000,000        63.35%

ALBERT FOLSOM
320 - 1100 Melville Street
Vancouver, British Columbia
Canada, V6E 4A6                        Direct              NIL              0.0%

Directors and officers
    as a group                                          10,000,000        63.35%




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

TRANSACTIONS  WITH  PROMOTERS

     The Company does not have promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)     FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title  of  Document                                                Page
-------------------                                                ----

Report of Madsen & Associates, CPA's Inc.                           25

Balance Sheet as at October 31, 2003                                26

Statement of Operations for the period from November 16, 1999
        (Date of Inception) to October 31, 2003                     27

Statement in Changes in Stockholders' Equity for the period
from November 16,1999 (Date of Inception) to October 31, 2003       28

Statement of Cash Flows for the period from November 16, 1999
(Date of Inception) to October 31, 2003                             29

Notes to the Financial  Statements                                  30

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

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

99.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K

(i) Form 8-K incorporated herein by reference to the Company's filing on October 24, 2002 announcing the resignation of Qui Soon Poon as a Director and Secretary Treasurer.

(ii) Form 8-K incorporated herein by reference to the Company's filing on May 21, 2003 appointing Albert Folsom as President and Director and announcing the resignations of Michael Fisher and John Watson as directors and officers.

(iii) Form 8-K incorporated herein by reference to the Company's filing on December 23, 2003 and amended on January 7, 2004 announcing change in control, acquisition of oil and gas interests, issuance of 4,000,000 common shares and the resignation of Albert Folsom as President and the appointment of J. Dean Burton as President.

(iv) Form 8-K incorporated herein by reference to the Company's filing on March 1, 2004 announcing the dismissal of Sellers and Andersen, LLC as the independent accountants and the appointment of Madsen & Associates, CPA's Inc. as the independent accountants.




                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $3,750.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Comapny's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  hours  incurred
        ----------------------

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company's internal accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GLEN MANOR RESOURCES INC.

                                (the Registrant)




                          By:     /s/ "Jerrold Burden"
                          ---     --------------------
                                 Jerrold Burden
                            Chief Executive Officer,
                             President and Director
Date: March 3, 2004


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:



                          By:     /s/ "Jerrold Burden"
                          ---     --------------------
                                 Jerrold Burden
                            Chief Executive Officer,
                             President and Director

Date: March 3, 2004


                           By:     /s/ "Albert Folsom"
                           ---     -------------------
                                  Albert Folsom
                             Chief Financial Officer
                        Secretary Treasurer and Director

Date: March 3, 2004

MADSEN & ASSOCIATES, CPA'S INC.                          684 East Vine St. #3
Certified  Public Accountants and Business
     Consultants Board                                   Murray, Utah,  84107
                                                      Telephone  801-268-2632
                                                            Fax  801-262-3978

Board of Directors
Glen Manor Resources Inc.
Greenwood Village, Colorado, USA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at October 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2003 and 2002 and the period November 16, 1999 (date of inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2003 and the results of operations, and cash flows for the years ended October 31, 2003 and 2002 and the period November 16, 1999 (date of inception) to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Murray,  Utah                    /s/  "Madsen  &  Associates,  CPA's  Inc."
February  10,  2004

                           GLEN MANOR RESOURCES, INC.
                           (Exploration Stage Company)
                                  BALANCE SHEET
                                October 31, 2003





ASSETS
CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .    .  $       -
                                                                      -------

            Total Current Assets . . . . . . . . . . . . . . .             -

OIL & GAS LEASES . . . . . . . . . . . . . . . . . . . . . . .        17,500
                                                                     --------

                                                                    $ 17,500
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . . . . . . .      $  4,155
                                                                      -------

         Total Current Liabilities . . . . . . . . . . . . . .         4,155
                                                                      -------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par value:
           15,783,220 shares issued and outstanding. . . . . .        15,783

      Capital in excess of par value . . . . . . . . . . . . .        80,899

      Deficit accumulated during the exploration stage . . . .       (83,337)
                                                                     --------

          Total Stockholders' Equity . . . . . . . . . . . . .        13,345
                                                                     --------

                                                                    $ 17,500
                                                                     ========




    The accompanying notes are an integral part of these financial statements

                           GLEN MANOR RESOURCES, INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

          For the Years Ended October 31, 2003 and 2002 and the Period
            November 16, 1999 (date of inception) to October 31, 2003





                                  OCT 31,         OCT 31,     Nov 16, 1999 to
                                   2003            2002         Oct 31, 2003
                                ----------      ----------    ---------------
REVENUES. .  . . . .       .   $       -     $        -          $       -

EXPENSES. .  . . . . .            10,215         18,402             83,337
                                --------       --------            --------

NET LOSS. . . . . . . . . .    $ (10,215)    $  (18,402)         $ (83,337)
                                 ========       ========           ========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . .    $       -     $        -
                                 ========      =========


AVERAGE OUTSTANDING SHARES

 Basic (stated in 1,000's).        12,297       11,783
                                 ========      =========






    The accompanying notes are an integral part of these financial statements

                           GLEN MANOR RESOURCES, INC.
                           (Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period November 16, 1999 (Date of Inception)
                               to October 31, 2003




                                                                        CAPITAL IN
                                                    COMMON STOCK         EXCESS OF      ACCUMULATED
                                                 SHARES     AMOUNT       PAR VALUE        DEFICIT
                                               ---------    -------     -----------       ---------
BALANCE NOVEMBER 16, 1999 (DATE OF INCEPTION)           -  $     -      $     -          $       -

Issuance of common shares for cash at
     $0.001 - November and December, 1999 . .   6,000,000    6,000             -                 -

Issuance of common shares for cash at
     $0.002 - January 2000. . . . . . . . . .   5,750,000    5,750         5,750                 -

Issuance of common shares for cash at
     $0.20 - January 2000 . . . . . . . . . .      33,220       33         6,611                 -

Contributions to capital - related parties -
   expenses - 2000. . . . . . . . . . . . . .           -        -        10,800                 -

Net operating loss for the period
     November 16, 1999 to October 31, 2000. .           -        -             -           (34,122)

Contribution to capital - related parties -
     expenses - 2001. . . . . . . . . . . . .           -        -        10,800                 -

Net operating loss for the year ended
    October 31, 2001. . . . . . . . . . . . .           -        -             -           (20,598)

Contributions to capital - related parties -
   expenses - 2002. . . . . . . . . . . . . .           -        -        10,800                 -

Net operating loss for the year ended
     October 31, 2002 . . . . . . . . . . . .           -        -             -           (18,402)
                                             ------------    -------     -------        -----------

Balance October 31, 2002. . . . . . . . . . .  11,783,220    11,783       44,761           (73,122)

Contribution to capital - related parties
    expenses - 2003 . . . . . . . . . . . . .           -         -        2,700                 -

Contribution to capital - related party
   payment to company debt - 2003 . . . . . .           -         -       19,938                 -

Issuance of common stock for oil & gas
   Leases at $.0625 - 2003. . . . . . . . . .   4,000,000    4,000        13,500                 -

Net operating loss for the year ended
    October 31, 2003. . . . . . . . . . . . .           -        -             -           (10,215)
                                               ----------   ------      --------          ---------

BALANCE OCTOBER 31, 2003. . . . . . . . . . .  15,783,220  $15,783     $ 80,899          $ (83,337)
                                               ==========  =======      =======           =========




    The accompanying notes are an integral part of these financial statements

                           GLEN MANOR RESOURCES, INC.
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

         For the year ended October 31, 2003 and 2002 and for the Period
            November 16, 1999 (date of inception) to October 31, 2003





                                              OCT 31,         OCT 31,       NOV 16, 1999
                                               2003             2002        OCT 31, 2003
                                            ---------       -----------    --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss . . . . . . . . . . . . . .  $ (10,215)     $  (18,402)         $  (83,337)

    Adjustments to reconcile net loss to
        net cash provided by operating
        activities:

         Changes in accounts payable . .      7,515           7,533              24,093
         Capital contribution - expenses      2,700          10,800              35,100
                                             ------         -------            ---------
             Net cash deficiency from
                   operations. . . . . .          -             (69)            (24,144)
                                            --------       ---------          ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from issuance of common stock .          -               -              24,144
                                            --------      ----------          ----------

                                                  -               -              24,144
                                            ---------     ----------           ---------

Net Change in Cash . . . . . . . . . . .          -             (69)                  -

Cash at Beginning of Period. . . . . . .          -              69                   -
                                            --------       ---------           ---------

CASH AT END OF PERIOD. . . . . . . . . .  $       -       $       -          $        -
                                            ========        ========           =========




NON  CASH  FLOWS  FROM  OPERATING,  INVESTING,  AND  FINANCING  ACTIVITIES

Contributions to capital - related parties - expenses - 2000-2003      $  35,000
                                                                          ------
Contributions to capital - related parties - payment of
          company debt -2003                                              19,938
                                                                          ------
Issuance of 4,000,000 common shares for oil & gas leases                  17,500
                                                                          ------



    The accompanying notes are an integral part of these financial statements

                           GLEN MANOR RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                October  31,  2003


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date oil and gas leases have been acquired which are expected to be in operation during the coming year.

Since inception the Company has completed private placement offerings of 11,783,220 shares of its common capital stock for $24,144.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On October 31, 2003, the Company had a net operating loss carry forward of $33,481. The tax benefit of $10,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company had no started operations.

The  loss  carryforward  will  expire  starting  in  year  2021  through  2024.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights

                           GLEN MANOR RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                October 31, 2003


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Basic  and  Diluted  Net  Income  (Loss)  Per  Share - Continued
----------------------------------------------------------------

unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Oil  and  Gas  Leases
---------------------

The Company uses the successful efforts cost method for recording its oil and gas lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to be of no value.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to oil and gas leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments including accounts payable, are considered by management to be their estimated fair values.

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

Advertising  and  Market  Development
-------------------------------------

The  Company  expenses  advertising  and  market  development costs as incurred.

                           GLEN MANOR RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                October 31, 2003



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     OIL  AND  GAS  LEASES

On September 15, 2003, the Company acquired a 2% leasehold working interest in the Oil and Gas Mineral Leases known as Arieo Pantel et ux, and Gilberto Pena, Jr. et ux, located in Goliad County, Texas, with a depth of 2,700 feet, from an officer, by the issuance of 4,000,000 common shares of the Company.

The  leases  have an estimated useful life of 22 years and have been recorded at
the  predecessors  cost.   Royalty  income  started  during  November  2003.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

An officer-director has acquired 63% of the outstanding common stock of the company by the purchase of 6,000,000 common shares from a prior officer, and the issuance of 4,000,000 common shares by the Company, as outlined in note 3, and
has  made  demand,  no  interest  loans  of  $4,155.   The  officer  also  made
contributions to capital of the Company by the payment of Company debt of $19,938.

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