Form 10QSB
period 2004-01-31
GLEN MANOR RESOURCES INC
filed 2004-03-04
CIK 1122991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
                                 For the quarterly period ended January 31, 2004
                                                              ------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

                                 For the transition period from           to

                                 Commission File number     0-31757
                                       -------


                           GLEN  MANOR  RESOURCES  INC.
                           ----------------------------
            (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                                  98-0233452
          ------                                              --------------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                           Identification No.)

5910 South University Blvd. C-18, Box 222
Greenwood, Colorado                                             80121
------------------------------------------                      -----
(Address of principal executive offices)                      (Zip Code)

                                  720-232-7296
                                  ------------
                 Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                       Outstanding as of January 31, 2004
             ----------                    ----------------------------------

   Common Stock, $0.001 per share                      15,783,220
                                                       ==========

                                      INDEX






                                                                                Page
                                                                               Number
                                                        -----------------------------

PART 1.. . . . .FINANCIAL INFORMATION

     ITEM 1.. . Financial Statements (unaudited)                                  3

                Balance Sheet as at January 31, 2004 and October 31,
                    2003                                                          4

                Statement of Operations
                   For the three months ended January 31, 2004 and
                   2003, and for the period from November 16,
                   1999 (Date of Inception) to January 31, 2004 . .               5

                Statement of Cash Flows
                   For the three months ended January 31, 2004 and
                   2003 and for the period from November 16, 1999
                   (Date of Inception) to January 31, 2004. . . . .               6

                Notes to the Financial Statements. . .                            7

                Management's Discussion and Analysis or Plan
     ITEM 2.. . .  of Operation                                                  10

     ITEM 3.. . Controls and Procedures                                          15

PART 11. . . .  OTHER INFORMATION                                                15

     ITEM 1..   Legal Proceedings                                                15

     ITEM 2.. . Changes in Securities                                            15

     ITEM 3.. . Default Upon Senior Securities                                   15

     ITEM 4.. . Submission of Matters to a Vote of Security Holders              16

     ITEM 5.. . Other Information                                                16

     ITEM 6.. . Exhibits and Reports on Form 8-K                                 16

                SIGNATURES . . . .                                               18



                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Glen Manor Resources Inc. (exploration stage company) at January 31, 2004 and October 31, 2003 and the statement of operations and statement of cash flow for the three months ended January 31, 2004 and 2003 and for the period from November 16, 1999 (date of incorporation) to January 31, 2004, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ending October 31, 2004.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                      January 31, 2004 and October 31, 2003

                      (Unaudited - Prepared by Management)





                                                         JAN 31,      Oct 31,
                                                          2004         2003
                                                        ---------  -------------
ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . .  $  2.961     $       -
                                                          ------       --------

         Total Current Assets. . . . . . . . . . . . .     2,961             -
                                                          ------       --------

OIL & GAS LEASES - net of amortization . . . . . . . .    17,301         17,500
                                                          ------       ---------


           Total Assets. . . . . . . . . . . . . . . .  $ 20,262     $   17,500
                                                          ======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . . .  $  8,655     $    4,155
                                                          ------        --------

            Total Current Liabilities. . . . . . . . .     8,655          4,155
                                                          ------        --------

STOCKHOLDERS' EQUITY

     Common stock
          200,000,000 shares authorized, at $0.001 par
          value;  15,783,220 shares issued and
          outstanding. . . . . . . . . . . . . . . . .    15,783         15,783

     Capital in excess of par value. . . . . . . . . .    80,899         80,899

     Deficit accumulated during the exploration stage.   (85,075)       (83,337)
                                                         --------      ---------

             Total Stockholders' Deficiency. . . . . .   (11,607)       (13,345)
                                                         --------      ---------

                                                        $ 20,262     $   17,500
                                                         =======       =========






     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

              For the Three Months Ended January 31, 2004 and 2003
  and for the period November 16, 1999 (date of inception) to January 31, 2004

                      (Unaudited - Prepared by Management)





                                 Jan 31,          Jan 31,      NOV 16, 1999 TO
                                  2004            2003         JAN 31, 2004
                             --------------   --------------  -----------------
REVENUE - royalties . . . .     $    1,965      $      -          $   1,965
                                  --------         ------           --------

EXPENSES

    Administrative. . . . .          3,504         6,142             86,841
    Amortization. . . . . .            199             -                199
                                  --------         ------           --------
                                     3,703         6,142             87,040
                                  ---------        ------           --------

NET LOSS. . . . . . . . . .      $  (1,738)     $ (6,142)         $ (85,075)
                                   ========       =======           ========



NET LOSS PER COMMON
SHARE

     Basic. . . . . . . . .      $       -      $      -
                                   =======        =======


AVERAGE OUTSTANDING
SHARES

  Basic (stated in 1,000's)         15,783        11,783
                                    ======        =======









     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
        For the three months ended January 31, 2004 and 2003 and for the period November 16,1999 (date of inception) to January 31, 2004
                      (Unaudited - Prepared by Management)





                                                Jan. 31,     Jan. 31,      NOV 16, 1999 TO
                                                  2004         2003         JAN 31, 2004
                                            --------------- ------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss. . . . . . . . . . . . . . . .  $  (1,738)    $  (6,142)       $   (85,075)

    Adjustments to reconcile net loss to net cash provided by operating activities:

         Amortization . . . . . . . . . . . .      199              -               199
        Changes in accounts payable . . . . .    4,500          3,442            28,593
        Contributions to capital - expenses .        -          2,700            35,100
                                              --------       --------          ---------

     Net Change in Cash Flows from Operations    2,961              -            (21,183)
                                               -------       --------          ----------

CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .        -              -                 -
                                               --------      --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common
         stock. . . . . . . . . . . . . . . .        -              -            24,144
                                               --------      --------         ----------
et Change in Cash. . . . . . . . . . . . . .      2,961             -                 -

Cash at Beginning of Period . . . . .  . . .          -             -             2,961
                                                --------     --------         ----------

CASH AT END OF PERIOD . . . . . . . .  . . .  $   2,961      $      -        $    2,961
                                                 ======       =======          =========




NON  CASH  FLOWS  FROM  OPERATING,  INVESTING,  AND  FINANCING  ACTIVITIES

Contributions to capital-related parties-expenses-2000-2004        $35,100
                                                                    ------
Contributions to capital-related parties-payment of company
debt-2003                                                           19,938
                                                                    ------
Issuance of 4,000,000 common shares for oil & gas leases            17,500
                                                                    ------


     The accompanying notes are an integral part of these unaudited financial statements

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                January 31, 2004

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 16, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date oil and gas leases had been acquired which are expected to be in operations during the coming year.

Since its inception the Company has completed private offerings of 11,783,220 shares of its common capital stock for $24,144.

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

On January 31, 2004, the Company had a net operating loss carry forward of $35,219. The tax benefit of $16,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company had not started operations.

The  loss  carryforward  will  expire  starting  in  the year 2021 to 2024.

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

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                January 31, 2004

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

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of a product, the completion of services provided, or the receipt of royalties earned.

Advertising  and  Market  Development
-------------------------------------

The  company  expenses  advertising  and  market  development costs as incurred.

                            GLEN MANOR RESOURCES INC.
                           (Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                January 31, 2004

                      (Unaudited - Prepared by Management)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED


Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

An officer-director has acquired 63% of the outstanding common stock of the company by the purchase of 6,000,000 common shares from prior directors, and the issuance of 4,000,000 common shares by the Company, as outlined in note 3, and
has  made  demand,  no  interest  loans  of  $8,655.   The  officer  also  made
contributions to capital of the Company by the payment of Company debt of $19,938.

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

1.     THE  COMPANY  HAS  LIMITED  ASSETS

The Company only asset, as at January 31, 2004, is a 2% leasehold working interest in oil and gas leases known as Arieo Pantel et ux and Gilberto Pena, Jr. et ux located in Goliad County, Texas with a depth restriction of 2,700 feet. Presently the revenue derived from this oil and gas interest is not sufficient to maintain the Company over the long period.

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

7.     TIME  SPENT  BY  DIRECTORS  AND  OFFICERS  ON  THE AFFAIRS OF THE COMPANY

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 percent of the work week by Albert Folsom and 50% of the work week by Jerrold Burden

8.     THE  COMPANY  HAS  INCURRED  SUBSTANTIAL  LOSSES  SINCE  ITS  EXCEPTION
       DEVELOPMENT.

The Company has cumulative net loss for the date of its inception to January 31, 2004 of $83,337. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

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

15.          REGULATION

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from the Company's operations. The states in which the Company operates or plans to operate have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or pro ration unit.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

As mentioned above, the Company's only asset is a 2% leasehold working interest in certain oil and gas leases located in Arieo Pantel et ux and Gilbero Pena, Jr. et ux located in Goliad County, Texas. It's outstanding accounts payable due  to  related  party  is  $8,655

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the three months ended January 31, 2004 as follows:





          EXPENDITURE                      AMOUNT
Accounting and audit. . . . .  i          $ 2,500
Office expenses . . . . .         . .         524
Transfer agent's fees . . . .                 480
                                            -----
               Total expenses             $ 3,504
                                           ======

i. The Company accrued $2,500 in fees to its auditors for the review of this Form 10-QSB and the examination of the Form 10-KSB.

Estimated  expenses  over  twelve  months  and  required  funds:





                                       Requirements
                                            for
     Expenditures                      twelve months
     ---------------------            --------------
Accounting and audit.               1     $ 6,000
Filing fees . . . . .               2       1,810
Office. . . . . . . .               3         500
Transfer agent's fees               4       1,200
                                           ------

    Estimated expenses.                   $ 9,510
                                           ======




Since the Company has not paid cash in the past for management fee, telephone and rent, no consideration has been given to these expenses. For the present time, the Company does not anticipate paying cash for the above three mentioned expenses since it does not have the funds to do so.

1. The Company is contemplating paying $1,000 for its independent accountants to review the Form 10-QSBs for the period ended April 30 and July 31, 2004 and January 31. 2005. For the Form 10-KSB, the Company is contemplating paying approximately $3,000 for its independent accountants to examine the year-end financial statements and to render a report thereon.


2. The Company is using an independent Edgar filer who charge for filing of its Form 10-KSB and each of its Forms 10-QSB. It is estimated that this expense will be approximately $1,500 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $310.

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

RESULTS  OF  OPERATIONS

The Company had limited operations during this reporting period. Its cash flow from its oil and gas interest amount to $1,965 during the three months ended January 31, 2004.

The Company is not expecting to purchase any new plant or significant equipment or to dispose of any assets during the next period.

The  Company does not expect any significant changes in the number of employees.

                         ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 45 days of the filing of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being made.

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

ITEM  2.         CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On September 15, 2003, the Company issued to a director-officer 4,000,000 common shares in its capital stock at an equivalent of price of $0.0625 per share to acquire certain oil and gas interests in Texas.

No other share transactions have incurred during the current period ending January 31, 2004.

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

Exhibits

(1) Articles of Incorporation incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000; and

(2) By laws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000.

(3) Form 8-K incorporated herein by reference to the Company's filing on October 24, 2002.

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3 Certification of a Director Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate  Pursuant  to  18  U.S.C.  Section  1350  signed  by a Director

(b)  Reports  on  Form  8-K

(i) Form 8-K incorporated by reference to the Company's filing on October 24, 2002 announcing the resignation of Qui Soon Poon as a Director and Secretary Treasurer.

(ii) Form 8-K incorporated herein by reference to the Company's filing on May 21, 2003 appointing Albert Folsom as President and Director and announcing the registrations of Michael Fisher and John Watson as directors and officers.

(iii) Form 8-K incorporated herein by reference to the Company's filing on December 23, 2003 and amended on January 7, 2004 announcing change in control, acquisition of oil and gas interests, issuance of 4,000,000 common shares and the resignation of Albert Folsom as President and the appointment of J. Dean Burden as President.

(iv) Form 8-K incorporated herein by reference to the Company's filing on March 1, 2004 announcing the dismissal of Sellers and Anderson LLC as the independent accountants and the appointment of Madsen & Associates, CPA's as the independent accountants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              GLEN MANOR RESOURCES INC.
                                     (Registrant)


                          By:     /s/  "Jerrold Burden"
                          ---     ---------------------
                                    Jerrold Burden
                                 Chief Executive Officer,
                                 President and Director

Date: March 4, 2004


                           By:     /s/ "Albert Folsom"
                           ---     -------------------
                                     Albert  Folsom
                         Chief Financial Officer and Director

Date: March 4, 2004