Form 10QSB
period 2004-04-30
GLEN MANOR RESOURCES INC
filed 2005-03-18
CIK 1122991

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING APRIL 30, 2004

                            GLEN MANOR RESOURCES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                          0-31757                98-0233452
-------------------------------    ------------------------  -------------------
(State or other jurisdiction of    (Commission File Number)   (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   5910 South University Blvd. C-18 Box 222, Greenwood, Colorado       80121
   -------------------------------------------------------------     ----------
          (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (720) 232-7296

                                       N/A

          (Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding as of March 17, 2005
     ------------------------------         --------------------------------
     Common Stock, $0.001 per share                   26,187,220

Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets at April 30, 2004 and October 31, 2003

         Condensed Statements of Operations for the Three and Six Months Ended April 30, 2004 and 2003

         Condensed Statements of Cash Flows for the Six Months Ended April 30, 2004 and 2003

         Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

                            GLEN MANOR RESOURCES INC.
                            CONDENSED BALANCE SHEETS


                                                                     April 30,   October 31,
                                                                       2004         2003
                                                                     --------     --------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
Cash                                                                 $  4,072     $     --
                                                                     --------     --------
Total Current Assets                                                    4,072           --

Oil and Gas Lease
     - net of amortization of $479 and $0, respectively                17,021       17,500
                                                                     --------     --------

TOTAL ASSETS                                                         $ 21,093     $ 17,500
                                                                     ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                     $  2,344     $  4,155
Note payable - related parties                                          9,655           --
                                                                     --------     --------
TOTAL CURRENT LIABILITIES                                              11,999        4,155
                                                                     --------     --------

COMMITMENTS AND CONTINGENCIES (See Note B)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized;
     15,783,220 shares issued and outstanding                          15,783       15,783
Additional paid in capital                                             80,899       80,899
Accumulated deficit                                                   (87,588)     (83,337)
                                                                     --------     --------
TOTAL STOCKHOLDERS' EQUITY                                              9,094       13,345
                                                                     --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 21,093     $ 17,500
                                                                     ========     ========

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      For the Three Months
                                                        Ended April 30,
                                                  -----------------------------
                                                       2004            2003
                                                  ------------     ------------

REVENUE                                           $        800     $         --
                                                  ------------     ------------
EXPENSES                                                    --               --

Amortization                                               280               --
Exploration                                                424               --
General and administrative                               2,609               --
                                                  ------------     ------------
TOTAL OPERATING EXPENSES                                 3,313               --

NET LOSS                                          $     (2,513)              --
                                                  ============     ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED      $      (0.00)    $         --
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     --BASIC AND DILUTED                            15,783,220       11,783,220

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                   For the Six Months Ended
                                                           April 30,
                                                 -----------------------------
                                                     2004             2003
                                                 ------------     ------------

REVENUES                                         $      2,765     $         --
                                                 ------------     ------------

EXPENSES

Amortization                                              479               --
Exploration                                               424              332
Management fees                                            --              890
Professional fees                                       6,065            2,225
Rent                                                       --              534
Other office expense                                       48            2,079
                                                 ------------     ------------

TOTAL OPERATING EXPENSES                                7,016            6,060
                                                 ------------     ------------

NET LOSS                                         $     (4,251)    $     (6,060)
                                                 ============     ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED     $      (0.00)    $      (0.00)
                                                 ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     --BASIC AND DILUTED                           15,783,220       11,783,220

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               For the Six Months Ended
                                                                       April 30,
                                                                  -------------------

                                                                    2004       2003
                                                                  -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(4,251)    $(6,060)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating  activities:
          Amortization                                                479          --
          Changes in operating assets and liabilities:
          Increase/(decrease) in accounts payable                  (1,811)      3,360
                                                                  -------     -------

NET CASH USED BY OPERATING ACTIVITIES                              (5,583)     (2,700)
                                                                  -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                  -------     -------
NET CASH FLOWS FROM INVESTING ACTIVITIES                               --          --
                                                                  -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                         9,655          --
Proceeds from sale of stock                                            --       2,700
                                                                  -------     -------
NET CASH FROM FINANCING ACTIVITIES                                  9,655       2,700
                                                                  -------     -------

NET DECREASE IN CASH                                                4,072          --
CASH - Beginning of period                                             --          --
                                                                  -------     -------
CASH- End of period                                               $ 4,072     $    --
                                                                  =======     =======

               See accompanying notes to the financial statements.

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - Nature of Operations and Basis of Presentation

BUSINESS

Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or no affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2004, there were 15,783,200 shares outstanding.

The Company was previously an exploration stage company and had an interest in a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive investigation, the Company decided not to extend the Glen lease allowing it to expire on June 25, 2002 without liability. The Company then turned its interest to other natural resources such as oil and gas. On September 15, 2003, the Company closed on the purchase of a 2% leasehold working interest in a natural gas property in Goliad County, Texas, named the Pantel Lease. Since the purchase of the Pantel Lease it has produced monthly revenue.

On November 30, 2003, Albert Folsom resigned as President and appointed J. Dean Burden as President and CEO. Mr. Burden was also appointed as a Director and Treasurer of the Company. Mr. Folsom remained as Director and Secretary-Treasurer of Glen Manor, and was appointed CFO of the Company.

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of April 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE B - GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception. The Company has not generated substantial revenues and further significant losses are expected to be incurred until additional income producing interests are acquired. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

NOTE C - OIL AND GAS LEASE PURCHASE

In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Corpus Christi Texas. The working leasehold interest was evaluated by Falcon-Meramec Geologists and Engineers, two oil and gas engineers, located in Denver, Colorado, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company paid $17,500 to acquire a 2% working interest in the property.

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - RELATED PARTY TRANSACTION

Through April 30, 2004, the Company's Chief Executive Officer has advanced the Company approximately $9,660 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

NOTE E - SUPPLEMENTAL DISCLOSURE

                                                                     November
                                    For the Six    For the Six       16,1999
                                   Months Ended    Months Ended   (Inception) to
                                  April 30, 2004  April 30, 2003  April 30, 2004
Contributions to capital for
 expense paid by related parties    $     --         $35,100         $55,038

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company and management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 1, 2004, Randall V. Wheat of Energy Royalty Investments LLC and Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option is valid until September 1, 2005 by Energy Royalty Investments, LLC and Hybrid Energy Inc. The purchase for the Working Interest is $550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.

The Company's revenues arise from the 2% working interest, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              RESULTS OF OPERATIONS

      Three Months Ended April 30, 2004 Compared to the Three Months Ended
                                 April 30, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had limited operating history during for the three months ended April 30, 2004. Revenues of $800 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $3,313 consisted of $424 in direct operating expenses related to the Pantel property, amortization of $280 and professional fees and other administrative expenses of $2,609 for the three months ended April 30, 2004.

NET LOSS. There was a net loss of $2,513 for the three months ended April 30, 2004.

                              RESULTS OF OPERATIONS

 Six Months Ended April 30, 2004 Compared to the Six Months Ended April 30, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $2,765 for the six months ended April 30, 2004 compared to $0 for the six months ended April 30, 2003. The revenues for 2004 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses remained approximately the same for the six months ended April 30, 2004 compared to the six months ended April 30, 2003. Operating expense for the six months of 2004 was $7,016, which consisted of $424 in direct operating expenses related to the Pantel property, amortization of $479 and professional fees and other administrative expenses of $6,113. Operating expense for the six months ended April 30, 2003 of $6,060 consisted of professional fees and other administrative expenses.

NET LOSS. Net loss for the six months ended April 30, 2004 of $4,251 compared to the net loss of $6,060 for the six months ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, and loans from unrelated parties. Jerrold Burden, our chief executive officer and a director, has agreed to fund our operations until we receive revenues and/or Jerrold Burden has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

    PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities


Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

         A.    Exhibits:

                  31.1 Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

                  31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                  32.1 Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

                  32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


         B.    Reports of Form 8-K.

                  None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GLEN MANOR RESOURCES INC.
                                           (Registrant)

                                    By: /s/ Jerrold Burden
                                        -------------------------------------
                                        Jerrold Burden, Director
                                        President and Chief Executive Officer

                                        Date: March 17, 2005


                                    By: /s/ Albert Folsom
                                        -------------------------------------
                                        Albert Folsom, Director
                                        Chief Accounting Officer

                                        Date: March 17, 2005

                                  Exhibit Index

Exhibit No.  Description
---------    -------------------------------------------------------------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.