Form 10QSB
period 2004-07-31
GLEN MANOR RESOURCES INC
filed 2005-03-21
CIK 1122991

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDING JULY 31, 2004
--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                          0-31757              98-0233452
(STATE OR OTHER JURISDICTION OF    (COMMISSION FILE NUMBER)   I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


 5910 SOUTH UNIVERSITY BLVD. C-18 BOX 222, GREENWOOD, COLORADO          80121
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (720) 232-7296

                                       N/A

          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding as of March 17, 2005
------------------------------                --------------------------------
Common Stock, $0.001 per share                           26,187,220


Transitional Small Business Disclosure Format (check one) Yes[ ]     No [X]

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets at July 31, 2004 and October 31, 2003

         Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2004 and 2003

         Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2004 and 2003

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                            GLEN MANOR RESOURCES INC.
                            CONDENSED BALANCE SHEETS


                                                                                  July 31, 2004   October 31, 2003
                                                                                  -------------   ----------------
                                      ASSETS                                        (Unaudited)
CURRENT ASSETS
Cash                                                                                $  54,221        $     --
                                                                                    ---------        --------
Total Current Assets                                                                       --              --


Oil and Gas Lease - net of amortization of  $848 and $0, respectively                  16,652          17,500
                                                                                    ---------        --------

TOTAL ASSETS                                                                        $  70,873        $ 17,500
                                                                                    =========        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                                               $   6,474        $  4,155
Note payable - related parties                                                          2,000              --
                                                                                    ---------        --------
TOTAL CURRENT LIABILITIES                                                               8,474           4,155
                                                                                    ---------        --------


COMMITMENTS AND CONTINGENCIES (see Note B)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,187,220 and
15,783,220 shares issued and outstanding, respectively                                 26,187          15,783
Additional paid in capital                                                            141,145          80,899
Accumulated deficit                                                                  (104,933)        (83,337)
                                                                                    ---------        --------
TOTAL STOCKHOLDERS' EQUITY                                                             62,399          13,345
                                                                                    ---------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  70,873        $ 17,500
                                                                                    =========        ========

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                         For the Three Months
                                                                            Ended July 31,
                                                                    ----------------------------
                                                                         2004            2003
                                                                    ------------     -----------
REVENUE                                                             $        962     $        --
                                                                    ------------     -----------

EXPENSES                                                                      --              --

 Amortization                                                                368              --
Exploration                                                                  630               0
Management fees                                                            8,595              --
Professional fees                                                          8,700              --
Rent                                                                          --              --
Other office expense                                                          13              --
                                                                    ------------     -----------
TOTAL OPERATING EXPENSES                                                  18,306              --
                                                                    ------------     -----------
NET LOSS                                                            $    (17,344)    $        --
                                                                    ============     ===========

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                        $      (0.00)    $        --
                                                                    ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED      19,251,220      11,783,220

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      For the Nine Months Ended
                                                                              July 31,
                                                                    -----------------------------
                                                                        2004             2003
                                                                    ------------     ------------

REVENUES                                                            $      3,727     $         --
                                                                    ------------     ------------

EXPENSES

Amortization                                                                 848               --
Exploration                                                                1,054              332
Management fees                                                            8,595              890
Professional fees                                                         14,765            2,225
Rent                                                                          --              534
Other office expense                                                          61            2,079
                                                                    ------------     ------------

TOTAL OPERATING EXPENSES                                                  25,323            6,060
                                                                    ------------     ------------

NET LOSS                                                            $    (21,596)    $     (6,060)
                                                                    ============     ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                        $      (0.00)    $      (0.00)
                                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED      16,939,220       11,783,220

               See accompanying notes to the financial statements

                            GLEN MANOR RESOURCES INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months Ended
                                                                        July 31,
                                                                  --------------------
                                                                    2004         2003
                                                                  --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(21,596)    $(6,060)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating  activities:
     Issuance of stock for servi                                     7,950          --
     Amortization                                                      848          --
     Changes in operating assets and liabilities:
        Increase/(decrease) in accounts payable                      2,319       3,360
                                                                  --------     -------

NET CASH USED BY OPERATING ACTIVITIES                              (10,479)     (2,700)
                                                                  --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                  --------     -------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                --          --
                                                                  --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                          9,655          --
Principal payment on notes payable - related party                  (7,655)         --
Proceeds from sale of stock                                         62,700       2,700
                                                                  --------     -------
NET CASH FROM FINANCING ACTIVITIES                                  64,700       2,700
                                                                  --------     -------

NET INCREASE IN CASH                                                54,221          --
CASH - Beginning of period                                              --          --
                                                                  --------     -------
CASH- End of period                                               $ 54,221     $    --
                                                                  ========     =======

               See accompanying notes to the financial statements.

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - Nature of Operations and Basis of Presentation

BUSINESS

Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At July 31, 2004, there were 26,187,220 shares outstanding.

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of July 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - COMMON STOCK

During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the nine months ended July 31, 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note E for related party transaction.

NOTE E - RELATED PARTY TRANSACTION

Through July 31, 2004, the Company's Chief Executive Officer has advanced the Company approximately $9,660 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share)

NOTE F - SUPPLEMENTAL DISCLOSURE

                                                                     November
                                      For the Nine  For the Nine     16,1999
                                      Months Ended  Months Ended  (Inception) to
                                      July 31, 2004 July 31, 2003 July 31, 2004
Contributions to capital for expense
     paid by related parties            $   --        $35,100        $55,038
Issuance of common stock for services    7,950             --         7,950

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

The Company's revenues to date arise from the 2% working interest, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              RESULTS OF OPERATIONS

          Three Months Ended July 31, 2004 Compared to the Three Months
                               Ended July 31, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had limited operating history during for the three months ended July 31, 2004. Revenues of $962 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $18,306 consisted of $630 in direct operating expenses related to the Pantel property, amortization of $368, and professional fees and other administrative expenses of $17,308 for the three months ended July 31, 2004.

NET LOSS. There was a net loss of $17,344 for the three months ended July 31, 2004.

                             RESULTS OF OPERATIONS

       For the Nine Months Ended July 31, 2004 Compared to the Nine Months
                               Ended July 31, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $3,727 for the Nine Months ended July 31, 2004 compared to $0 for the Nine Months ended July 31, 2003. The revenues for 2004 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $25,323 for the Nine Months ended July 31, 2004 compared to $6,060 for the Nine Months ended July 31, 2003 was an increase of $19,263. The increase is attributable to limited operating activities during the nine months of 2003. Operating expense for the Nine Months ended July 31, 2004 consisted of $1,054 in direct operating expenses related to the Pantel property, amortization of $848, and professional fees and other administrative expenses of $23,421. Operating expense for the Nine Months ended July 31, 2003 of $6,060 consisted of professional fees and other administrative expenses.

NET LOSS. Net loss for the Nine Months ended July 31, 2004 was $21,596 compared to the net loss of $6,060 for the Nine Months ended July 31, 2003.

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

    PART II OTHER INFORMATION
    -------------------------

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

                                    GLEN MANOR RESOURCES INC.
                                           (Registrant)

                                    By: /s/ Jerrold Burden
                                        -------------------------------------
                                        Jerrold Burden, Director
                                        President and Chief Executive Officer
                                        Date: February 17, 2005


                                    By: /s/ Albert Folsom
                                        -------------------------------------
                                       Albert Folsom, Director
                                       Chief Accounting Officer
                                       Date: February 17, 2005

                                  Exhibit Index

EXHIBIT NO.    DESCRIPTION
-----------    -----------------------------------------------------------------

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