Form 10KSB
period 2004-10-31
GLEN MANOR RESOURCES INC
filed 2005-04-05
CIK 1122991

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
          [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                       0-31757                98-0233452
  (STATE OR OTHER JURISDICTION    (COMMISSION FILE NUMBER)   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

     2501 E COMMERCIAL BLVD, SUITE 212, FT. LAUDERDALE, FL        33308
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 489-1210

          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

                                       N/A

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes [X]  No [ ]                (2)   Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 5,399

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at October 31, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding as of March 29, 2005
     ------------------------------         --------------------------------
     Common Stock, $0.001 per share                     26,187,220

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part 1V

Transitional Small Business Disclosure Format (check one) Yes[ ] No [X]
================================================================================

PART I
------

ITEM 1.   Description of Business                                             4

ITEM 2.   Description of Properties                                           9

ITEM 3.   Legal Proceedings                                                  10

ITEM 4.   Submission of Matters to Vote of Securities Holders                10

PART II
-------

ITEM 5.   Market for Common Equity and Related Stockholder Matters           10

ITEM 6.   Management's Discussion and Analysis or Plan of Operations         10

ITEM 7.   Financial Statements                                               13

ITEM 8    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           13

ITEM 8A.  Controls and Procedures                                            14

PART III
--------

ITEM 9    Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act    15

ITEM 10.  Executive Compensation                                             17

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management     19

ITEM 12.  Certain Relationships and Related Transactions                     19

PART IV
-------

ITEM 13.  Exhibits and Reports on Form 8-K                                   20

ITEM 14.  Principal Accountant Fees and Services                             21

          SIGNATURES                                                         23

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

     The Company's offices are located at 2501 E. Commercial Blvd, Suite 212, Fort Lauderdale, FL 33308 (Telephone: 954-489-1210).

     The Company's Articles of Incorporation currently provide that the Company Is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At October 31, 2004, there were 26,187,220 shares outstanding.

     The Company is in the natural resources development and acquisition business. The Company was founded as a mining exploration Company with mineral claims in the Province of Newfoundland, Canada in a known gold and precious metals producing area. The Company has now refocused its attention on the acquisition of income producing oil and gas properties in the United States which the Company believes have a solid future and which will provide operating funds for the Company as it progresses in its development. The Company initially acquired and carried working interest in a producing property in Texas and is exploring the acquisition of additional properties there and in other areas.

     On September 15, 2003, the Company closed on the purchase of a 2% leasehold working interest in a natural gas property in Texas. This interest was purchased for $17,500. The well produces monthly income.

     The Company was previously in the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive research by the Company, a decision was made to no longer pursue mining interests. Upon that decision, the Glen lease was not renewed. There were no ongoing liabilities at the time the Company exited from the claim. The Company has now refocused its interest on the acquisition of income producing oil and gas properties.

     The Company's management has changed since its inception. On May 19, 2003, Michael Fisher and John Watson resigned as Directors of the Company, being replaced by Albert Folsom, as President and Director. On November 30, 2003, Albert Folsom resigned as President and appointed J. Dean Burden as President and CEO. Mr. Burden was also appointed as a Director and Treasurer of the Company. Mr. Folsom remained as Director and Secretary-Treasurer of Glen Manor, and was appointed CFO of the Company.

     To obtain future funding for the Company, the directors and officers will have to consider advancing funds to maintain the Company in good standing.

     The Company does not have any full time employees and the directors devote such time as required to attend to the affairs of the Company.

     The Company has provided limited financial information to shareholders and has encouraged current shareholders to review the Company's filings online through the SEC Internet site. The Company has not held an Annual Meeting of Stockholders. It is the intention of management to do so once it has the available funds to allow it to print and distribute material to the shareholders. The Company has filed with the Securities and Exchange Commission various forms such as 10-QSB and 10-KSB.

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

1.     THE COMPANY HAS LIMITED ASSETS

     The Company's only revenue producing asset, as of October 31, 2004, is a 2% leasehold working interest in oil and gas leases known as Arieo Pantel and Gilberto Pena, Jr. located in Goliad County, Texas with a depth restriction of 2,700 feet. Presently the revenue derived from this oil and gas interest is not sufficient to maintain the Company over the long period.

2.     FUTURE TRADING IN THE COMPANY'S STOCK

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares will initially, and may always be, covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when they are finally quoted. At this point, there is no guarantee that the Company's shares will qualify for a quotation.

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

5.     CONCENTRATION OF OWNERSHIP BY MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 14,250,000 shares. It would be impossible for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

6.     TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF THE COMPANY

     The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 percent of the work week for Mr. Folsom and 50% of the work week for Jerrold Burden.

7.     THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES SINCE ITS EXCEPTION
       DEVELOPMENT

     The Company has cumulative net loss for the date of its inception to October 31, 2004 of $117,337. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

8.     GOING CONCERN CONCEPT

     As mentioned under 7 above, the Company might continue to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2004 as follows:

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

9.     DIVIDEND POLICY

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

10.    CONFLICT OF INTEREST

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

11.    LIMITED OPERATING HISTORY

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

12.    COMPETITION

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

13.    MARKETS

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

14.    REGULATION

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

ITEM 2. DESCRIPTION OF PROPERTIES


     Subsequent to a change in management in 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantell Lease, from Energy Royalty Investments LLC of Corpus Christy Texas. The working leasehold interest was evaluated by Falcon-Meramec Geologists and Engineers, two oil and gas engineers, located in Denver, Coloraldo, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company purchased the revenue interest for $17,500.The property is producing income at the rate of $575.00 to $750.00 per month since acquisition. The wells are currently operated by REH Energy Inc (711
N. Carancahua, Suite 906, Corpus Christi, TX 78475). REH Energy Inc has been working with Glen Manor Inc since its inception as the operator for the Company.

     The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company and management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 1, 2004, Randall V. Wheat of Energy Royalty Investments LLC and

Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option agreement with Energy Royalty Investments, LLC and Hybrid Energy Inc is valid through September 1, 2005. The purchase price to exercise the option is $550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.

ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2004, the Company had 63 shareholders; one of these shareholders is an officer and director of the Company.

     During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the nine months ended July 31, 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note 5 for related party transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company has revenue starting in November from the 2% working interest, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

     Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

                              RESULTS OF OPERATIONS
       Twelve Months Ended October 31, 2004 Compared to the Twelve Months
                             Ended October 31, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

     The Company had revenues of $5,399 for the Twelve Months ended October 31, 2004 compared to $0 for the Twelve Months ended October 31, 2003. The revenues for 2004 consist entirely of royalty income from the 2% interest in the Pantel working lease.

     Operating expenses of $39,399 for the Twelve Months ended October 31, 2004 compared to $10,215 for the Twelve Months ended October 31, 2003 was an increase of $29,284. The increase is attributable to limited operating activities during the twelve months of 2003. Operating expense for the Twelve Months ended October 31, 2004 consisted of $1,054 in direct operating expenses related to the Pantel property, amortization of $2,595, and professional fees and other administrative expenses of $35,750.

     NET LOSS. Net loss for the Twelve Months ended October 31, 2004 was $34,000 compared to the net loss of $10,215 for the Twelve Months ended October 31, 2003.

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

     As at October 31, 2004 and 2003, the Company had assets of $58,495 and $17,500 and accounts payable of $8,500 and $4,155 respectively. Assets consist of cash and an oil and gas lease, and accounts payable relate to professional services.

     The Company has incurred certain expenses during the fiscal years ended October 31, 2004 and 2003 as follows:

  EXPENDITURE                     For the Year Ended    For the Year Ended
                                   October 31, 2004      October 31, 2003
  Accounting and audit                 $11,300               $ 3,750
  Edgar filings                            575                   575
  Exploration expenses                     500                   560
  Interest                                 554
  Management fees                       14,595                 1,500
  Legal and professional                 8,690
  Office expenses                           90                   638
  Rent                                     500                   900
  Telephone                                 --                   300
  Transfer agent's fees                     --                 1,992
                                       -------               -------

  Total                                $36,804               $10,215
                                       =======               =======

     Estimated expenses over 12 months and required funds:

     Management estimates that the following funds will be required to meet expenses for the next twelve months and to pay current obligations:

                                 Requirements
                                      For
Expenditures                     Twelve Months
------------------------         -------------

  Accounting and audit .           1 $12,000
  Filing fees ..........           2   2,600
  Office ...............           3   4,000
  Transfer agent's fees            4   1,200
                                     -------

      Estimated expenses             $19,800
                                     =======

1. The Company is contemplating paying $1,750 for its independent accountants to review the Form 10-QSBs for each of the periods ended January 31, April 30 and July 31, 2005. For the Form 10-KSB, the Company projects that it will pay approximately $5,000 for its independent accountants to examine the year-end financial statements and to report thereon.

2. The Company is using an independent Edgar filer who will file its Form 10-KSB and each of its Forms 10-QSB. It is estimated that this expense will be approximately $2,300 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers with the State of Nevada to maintain the Company in good standing for the next twelve months. The annual fee for filing this form approximates $300.

3. Based on prior years, management has estimated a charge of $4,000 to cover the cost of photocopying, fax, courier and rent.

4. The fee charged by Nevada Agency & Trust Company, Reno, Nevada, for acting as transfer agent for the Company is $1,200 annually.

     The Company plans to bring in oil and gas revenues of $8,000 annually from its 2% leasehold interest. If the acquisition of further oil and gas assets does not occur the Company will require further funds to meet its future obligations. If no private placement funding occurs, the Company will rely on the contributions and loans from officers, directors and or shareholders to pay its ongoing costs of operations.

Results of Operations
---------------------

     The Company has no contractual obligations for either leased premises or employment agreements and has made no commitments to acquire any asset of any nature.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 31, 2005, based upon the recommendation of and approval by our board of directors, the Company dismissed Madsen & Associates, CPA's Inc. ("Madsen & Associates") as its independent auditor and engaged Jewett Schwartz & Associates CPA to serve as its independent auditor for the fiscal year ending October 31, 2004. Madsen & Associates' report on the Company's financial statements for the fiscal year ended October 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

     On February 5, 2004, the Company dismissed Sellers & Andersen, LLC as the independent accountants. This action was approved by the directors of the Company. The Company appointed Madsen & Associates, CPA's Inc. as the independent accountants.

     The reports of Madsen & Associates CPA, Inc. for the financial statements for the year Ended October 31, 2003 and as the subsequent interim periods up to January 31, 2005, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

     The reports of Sellers & Andersen LLC for the financial statements as at October 31, 2002 and through the subsequent interim periods ended February 5, 2004, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

     During the fiscal subsequent interim period ended January 31, 2005 to the best of the Company's knowledge, there have been no disagreements with Jewett Schwartz & Associates CPA on any matters of accounting principles or practices, financial Statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of the Company for such years.

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

     During the fiscal year ended October 31, 2004 Jewett Schwartz & Associates CPA did not advise the Company on any matters set forth in Item 304
(a)(1)(iv)(B) of Regulation S-B.

     During the fiscal year ended October 31, 2002, and through subsequent interim period ended February 5, 2004, Sellers & Andersen, LLC did not advise the Company on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

     For the financial statements for the fiscal years ended October 31, 2004 the Company has not consulted with Jewett Schwartz & Associates CPA. regarding
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304 (a)(1)(iv)(B) of Regulation S-B.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The following table sets forth as of October 31, 2004, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                Term as
     Name            Age            Position Held           Director Since
--------------       ---            ------------------      --------------
J. Dean Burden        52            Chief Executive              2003
                                    Officer, President
                                    and Director

Albert Folsom         61            Chief Financial              2003
                                    Officer, Secretary
                                    and Director

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

       The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2004:

             SUMMARY COMPENSATION TABLE (2001, 2002, 2003 AND 2004)

                       Long Term Compensation (US Dollars)
                       -----------------------------------
                       Annual  Compensation      Awards                Payouts
                       --------------------      ------                -------
      (a)                  (b)      (c)      (e)       (f)        (g)     (h)       (i)
                                            Other   Restricted
                                            Annual    Stock     Options  LTIP    All Other
Name and Principal                          Comp.    Awards       SAR   Payouts Compensation
Position                  Year     Salary    ($)       ($)        (#)    ($)        ($)
---------------------     ----     ------   ------   -------    ------- ------   ----------
Michael Fisher ......     2001        -0-      -0-       -0-        -0-    -0-         -0-
President, and ......     2002        -0-      -0-       -0-        -0-    -0-         -0-
Director ............     2003        -0-      -0-       -0-        -0-    -0-         -0-
                          2004        -0-      -0-       -0-        -0-    -0-         -0-

Qui Sung Poon .......     2001        -0-      -0-       -0-        -0-    -0-         -0-
Secretary Treasurer .     2002        -0-      -0-       -0-        -0-    -0-         -0-
and Director

John Watson .........     2001        -0-      -0-       -0-        -0-    -0-         -0-
Director ............     2002        -0-      -0-       -0-        -0-    -0-         -0-
                          2003        -0-      -0-       -0-        -0-    -0-         -0-
                          2004        -0-      -0-       -0-        -0-    -0-         -0-

Jerrold Burden ......     2003        -0-      -0-       -0-        -0-    -0-         -0-
President, CEO and ..     2004        -0-  $14,595       -0-        -0-    -0-         -0-
Director

Albert Folsom .......     2003        -0-      -0-       -0-        -0-    -0-         -0-
Secretary, CFO and ..     2004        -0-      -0-       -0-        -0-    -0-         -0-
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as at October 31, 2004, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address                                         Amount
of Beneficial                           Nature of     of Beneficial      Percent
Owner                                 Ownership(1)      Ownership       of Class
------------------                    ------------    -------------     --------

JERROLD DEAN BURDEN
2501 E. Commercial Blvd., Suite 212      Direct        14,250,000        77.00%
Ft. Lauderdale, FL 33308

ALBERT FOLSOM
320 - 1100 Melville Street
Vancouver, British Columbia
Canada, V6E 4A6                          Direct           NIL              0.0%

Directors and officers
    as a group                                         14,250,000        77.00%


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

TRANSACTIONS WITH PROMOTERS

     The Company does not have promoters and has no transactions with any promoters.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS


(a)  (1)   FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Report of Jewett, Schwartz & Associates                             24

Balance Sheet as at October 31, 2004 and 2003                       25

Statement of Operations for the periods October 31, 2004 and 2003   26

Statement in Changes in Stockholders' Equity for the periods
October 31, 2004 and 2003                                           27

Statement of Cash Flows for the periods October 31, 2004 and 2003   28

Notes to the Financial  Statements                                  29

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

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

31.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(v) Form 8-K incorporated herein by reference to the Company's filing on February 4, 2005 announcing the dismissal of Madsen & Associates, CPA's Inc. as the independent accountants and the appointment Jewett, Schwartz and Associates of as the independent accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)    Audit Fees
       ----------

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $4,500.

(2)    Audit-Related Fees
       ------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Comapny's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)    Tax Fees
       --------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was zero dollars.

(4)    All Other Fees
       --------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)    Audit Committee's Pre-approval Policies
       ---------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)    Audit hours incurred
       --------------------

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

                            GLEN MANOR RESOURCES INC.

                                (the Registrant)

                            By: /s/ Jerrold Burden
                                ------------------
                                Jerrold Burden
                                Chief Executive Officer,
                                President and Director

Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

                            By: /s/ Jerrold Burden
                                ------------------
                                Jerrold Burden
                                Chief Executive Officer,
                                President and Director

Date: March 30, 2005


                            By: /s/ Albert Folsom
                                -----------------
                                Albert Folsom
                                Chief Financial Officer
                                Secretary Treasurer and Director

Date: March 30, 2005

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Glen Manor Resources Inc Fort Lauderdale, FL, USA


We have audited the accompanying balance sheet of Glen Manor Resources Inc. at October 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31,2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Glen Manor Resources Inc., as of October 31, 2003 were audited by other auditors whose report dated February 10, 2004, on those statements included an explanatory paragraph that described the accompanying financial statements have been issued assuming that the company will continue as a going concern and that the company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt as to its ability to continue as a going concern. Management's plans are further discussed in the notes to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2004 and the results of operations, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Hollywood, FL                    /s/ "Jewett Schwartz and Associates"
March 30, 2005

                           GLEN MANOR RESOURCES, INC.
                                 BALANCE SHEETS


                                                                             October 31,       October 31,
                                                                                2004              2003
                                                                            ------------      ------------
                                     ASSETS

CURRENT ASSETS
Cash                                                                        $     42,582      $         --
Accounts Receivable                                                                1,008                --
                                                                            ------------      ------------
Total Current Assets                                                              43,590                --


Oil and Gas Lease - net of amortization of  $2,595 and $0, respectively           14,905            17,500
                                                                            ------------      ------------
TOTAL ASSETS                                                                $     58,495      $     17,500
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                                       $      8,500      $      4,155
Note payable - related parties                                                        --                --
                                                                            ------------      ------------
TOTAL CURRENT LIABILITIES                                                          8,500             4,155
                                                                            ------------      ------------


STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized;
26,187,220 and 15,783,220 shares issued and outstanding, respectively             26,187            15,783
Additional paid in capital                                                       141,145            80,899
Accumulated deficit                                                             (117,337)          (83,337)
                                                                            ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                        49,995            13,345
                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     58,495      $     17,500
                                                                            ============      ============

    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           December 31,

                                                      2004             2003
                                                  ------------     ------------
REVENUES                                          $      5,399     $         --
                                                  ------------     ------------

EXPENSES
--------

Amortization                                             2,595               --
Exploration                                              1,054              560
Management fees                                         14,595            1,500
Professional fees                                       20,565            3,750
Rent                                                       500              900
Other office expense                                        90            3,505
                                                  ------------     ------------

TOTAL OPERATING EXPENSES                                39,399           10,215
                                                  ------------     ------------

NET LOSS                                          $    (34,000)    $    (10,215)
                                                  ============     ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED      $      (0.00)    $      (0.00)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING--BASIC AND DILUTED                      19,251,220       12,297,000


    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Additional
                                                Common Stock            Paid In     Accumulated
                                           Shares         Amount        Capital       Deficit         Total
                                         ----------    -----------    -----------   -----------    -----------
BALANCE OCTOBER 31, 2002                 11,783,220         11,783         44,761       (73,122)       (16,578)
Contributions to Capital                         --             --          2,700            --          2,700
Contributions to Capital                         --             --         19,938            --         19,938
Issuance of common stock for cash         4,000,000          4,000         13,500            --         17,500
Net Loss                                                                                (10,215)       (10,215)
                                         ----------    -----------    -----------   -----------    -----------
BALANCE OCTOBER 31, 2003                 15,783,220         15,783         80,899       (83,337)        13,345
Issuance of common stock for cash         6,027,000          6,027         56,673            --         62,700
Issuance of common stock for services     4,377,000          4,377          3,573            --          7,950
Net Loss                                                                                (34,000)       (34,000)
                                         ----------    -----------    -----------   -----------    -----------
BALANCE OCTOBER 31, 2004                 26,187,220    $    26,187    $   141,145   $  (117,337)   $    49,995
                                         ==========    ===========    ===========   ===========    ===========

    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                            For the Year Ended
                                                                October 31,
                                                             2004        2003
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(34,000)   $(10,215)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating  activities:
Issuance of stock for services                                7,950          --
Amortization                                                  2,595          --
Changes in operating assets and liabilities:
     (Increase)/decrease in accounts receivable              (1,007)         --
     Increase/(decrease) in accounts payable                  4,344       7,515
                                                           --------    --------

NET CASH USED BY OPERATING ACTIVITIES                       (20,118)     (2,700)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES                            --          --
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                   9,655          --
Principal payment on notes payable - related party           (9,655)
Proceeds from sale of stock                                  62,700       2,700
                                                           --------    --------
NET CASH FROM FINANCING ACTIVITIES                           62,700       2,700
                                                           --------    --------

NET INCREASE IN CASH                                         42,582          --
CASH - Beginning of period                                       --          --
                                                           --------    --------
CASH- End of period                                        $ 42,582    $     --
                                                           ========    ========

    See accompanying notes to the financial statements and accountants report

                            GLEN MANOR RESOURCES INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

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

         In June of 1999, the Company entered into a Property Acquisition Agreement whereby it purchased a 100% interest in twenty mineral claims. The Company retained Timothy Froude, Professional Geologist of Topsail, Newfoundland, to summarize the geology and mineral potential on its mineral claims near Roberts Arm, Newfoundland. His report is dated March 2, 2000. The mineral claims were staked December 6, 1999 by Frank Renaudat on behalf of the Company and named "Glen" claim. The Company did not renew the claim and it was forfeited in June of 2002.

         Subsequent to a change in management in 2003 the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas named the Pantell Lease from Energy Royalty Investments, LLC of Corpus Christy Texas. The working leasehold interest was evaluated by the Geological and Engineering Firm of Falcon-Meramec in Denver, Colorado who valued the acquisition at $25,000 U.S. dollars. The Company purchased the working interest for $17,500. The property is producing income at the rate of $575 to $750 per month since acquisition. Our plan of operation is to obtain funding to secure more working interest and oil and gas related interests for the Company and management has conducted and continues to conduct talks with several oil and gas related private funding groups who have expressed an interest in providing such funding.

         CAPITALIZATION

         The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. During the year ended October 2004, the Company issued 6,027,000 shares in a private placement which raised $62,500. The Company also issued 4,377,000 shares for services valued at $7,950. Total shares outstanding at October 31, 2004, was 26,187,220.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

         CASH AND CASH EQUIVALENTS

         The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At October 31, 2004, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

         ACCOUNTS RECEIVABLE

         The Company does business and extends credit based on an evaluation of the customers' financial condition generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

         OIL AND NATURAL GAS LEASE INTEREST

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

         The costs of our oil and gas properties, including the estimated future costs to develop proved reserves and the carrying amounts of any asset retirement obligations, are depreciated using a composite unit-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves (based on current economic and operating conditions), but excluding asset retirement obligations, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

         REVENUE RECOGNITION

         Revenues are earned from properties in which the Company has a working interest and are calculated on the basis of production for drilling operations pursuant to the terms of the relevant Operator Agreement. Revenues are recorded net of royalties and allowances.

         INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         BASIC AND DILUTED NET LOSS PER SHARE

         The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. For the year ended October 31, 2004, there were no options, warrants, or other convertible securities outstanding and, therefore, only Basic EPS has been presented.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 106 which expressed the Staff's views regarding the application of Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" by oil and gas producing companies following the full-cost accounting method. SAB No. 106 specifies that subsequent to the adoption of SFAS No. 143 an oil and gas company following the full-cost method of accounting should include assets recorded in connection with the recognition of an asset retirement obligation pursuant to SFAS No. 143 as part of the costs subject to the full-cost ceiling limitation. The future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. The Company will be required to adopt the provisions of SAB No. 106 prospectively in the first quarter of 2005 which will have no impact on the Company's results of operation or financial position.

         RECLASSIFICATIONS

         Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 2.  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, there are factors that raise substantial doubt about the Company's ability to continue as a going concern. These factors, among others, include the Company has just begun earning revenues and was previously an exploration stage company. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement aggressive acquisitions of additional working interest leases. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and the ability to obtain profitable working leases. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.  OIL AND GAS LEASE PURCHASE

         In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Corpus Christi Texas. The working leasehold interest was evaluated by Falcon-Meramec Geologists and Engineers, two oil and gas engineers, located in Denver, Colorado, who valued the acquisition at $25,000 U.S. dollars. This report is dated September 9, 2003. The Company paid $17,500 to acquire a 2% working interest in the property.

NOTE 4.  COMMON STOCK

         During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the nine months ended July 31, 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note 5 for related party transaction.

NOTE 5.  RELATED PARTY TRANSACTION

         Through July 31, 2004, the Company's Chief Executive Officer has advanced the Company approximately $9,660 to support operations, settle outstanding trade accounts payable and provide working capital. The advances have been reported by the Company.

         On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share)

NOTE 6.  SUPPLEMENTAL DISCLOSURE

                                                              For the Twelve   For the Twelve
                                                               Months Ended     Months Ended
                                                                October 31,      October 31,
                                                                   2004             2003
  Contributions to capital for expense paid by related parties   $     --         $35,100
  Issuance of common stock for services                             7,950              --

NOTE 7.  PROVISION FOR INCOME TAXES

         There was no income tax expense for the years ended October 31, 2004 and 2003 due to the net losses or the years then ended.

         The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended October 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                           2004        2003
                                                        ---------   ---------
           Computed "expected" tax expense (benefit)    $ (13,000)  $  (3,500)
           Benefit of operating loss carryforwards         13,000       3,500
                                                        ---------   ---------
                                                        $      --   $      --
                                                        =========   =========

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

           DEFERRED TAX ASSETS:                2004        2003
                                             --------    --------
           Net operating loss carryforward   $ 41,000    $ 28,000
                                             --------    --------
           Less valuation allowance           (41,000)    (28,000)
                                             --------    --------
           NET DEFERRED TAX ASSETS           $     --    $     --
                                             ========    ========

         The Company has a net operating loss carryforward of approximately $120,000 available to offset future taxable income through 2024.

         The valuation allowance at October 31, 2004 was $41,000. The net change in valuation allowance during the year ended October 31, 2003 was an increase of $13,000.
                                      -32-