Form 10QSB
period 2005-01-31
GLEN MANOR RESOURCES INC
filed 2005-04-07
CIK 1122991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING JANUARY 31, 2005

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                        0-31757               98-0233452
(STATE OR OTHER JURISDICTION OF   (COMMISSION FILE NUMBER)   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


2501 E COMMERCIAL BLVD, SUITE 212, FT. LAUDERDALE, FL             33308
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

     Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding as of April 4, 2005
------------------------------                   -------------------------------
Common Stock, $0.001 per share                               26,187,220


Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

                            GLEN MANOR RESOURCES INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at January 31, 2005 and October 31, 2004

         Statements of Operations
           for the Three Months Ended January 31, 2005 and 2004

         Statements of Cash Flows
           for the Three Months Ended January 31, 2005 and 2004

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

PART 1 - ITEM 1 FINANCIAL INFORMATION

                            GLEN MANOR RESOURCES INC.
                                 BALANCE SHEETS

                                                January 31, 2005     October 31, 2004
                                                ----------------     ----------------
                                                   (Unaudited)
                       ASSETS

CURRENT ASSETS
Cash                                                $  29,910           $  42,582
Accounts Receivable                                     1,265               1,008
                                                    ---------           ---------
Total Current Assets                                   31,175              43,590

Oil and Gas Lease - net of amortization
  of $3,003 and $2,595, respectively                   14,497              14,905
                                                    ---------           ---------

TOTAL ASSETS                                        $  45,672           $  58,495
                                                    =========           =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable  and Accrued Expense               $   5,250           $   8,500
Note payable - related parties                             --                  --
                                                    ---------           ---------
TOTAL CURRENT LIABILITIES                               5,250               8,500
                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES (see Note B)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  200,000,000 shares authorized;
  26,187,220 shares issued and outstanding             26,187              26,187
Additional paid in capital                            141,145             141,145
Accumulated deficit                                  (126,910)           (117,337)
                                                    ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                             40,422              49,995
                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  45,672           $  58,495
                                                    =========           =========

   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months
                                                           Ended January 31,
                                                    ------------------------------
                                                        2005              2004
                                                    ------------      ------------
REVENUE                                             $      1,265      $      1,965
                                                    ------------      ------------

EXPENSES                                                                        --
--------

Amortization                                                 408               199

Management fees                                            6,000                --
Professional fees                                          3,600             2,980
Rent                                                         750                --
Other office expense                                          80               524
                                                    ------------      ------------
TOTAL OPERATING EXPENSES                                  10,838             3,703
                                                    ------------      ------------
NET LOSS                                            $     (9,573)     $     (1,738)
                                                    ============      ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED        $      (0.00)     $      (0.00)
                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--
  BASIC AND DILUTED                                   21,852,220        15,783,220

   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                For the Three Months Ended
                                                       January 31,
                                                --------------------------
                                                   2005          2004
                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (9,573)     $ (1,738)
     Adjustments to reconcile net loss to
       net cash provided by
       (used in) operating  activities:

Amortization                                          408           199

Changes in operating assets and liabilities:
     Increase in accounts receivable                 (257)           --
     Increase/(decrease) in accounts payable       (3,250)        4,500
                                                 --------      --------

NET CASH USED BY OPERATING ACTIVITIES             (12,672)        2,961
                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH FLOWS FROM INVESTING ACTIVITIES               --            --
                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH FROM FINANCING ACTIVITIES                     --            --
                                                 --------      --------

NET (DECREASE) INCREASE IN CASH                   (12,672)        2,961
CASH - Beginning of period                         42,582            --
                                                 --------      --------
CASH- End of period                              $ 29,910      $  2,961
                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At January 31, 2005, there were 26,187,220 shares outstanding.

The Company was previously an exploration stage company and had an interest in a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive research, a decision was made by the Company to no longer pursue mining interests. Accordingly, the Glen lease was not renewed and expired without liability on June 25, 2002. On September 15, 2003, the Company closed on the purchase of a 2% leasehold working interest in a natural gas property in Texas, acquired for $17,500. The well produces monthly income.

On November 30, 2003, Albert Folsom resigned as President and appointed J. Dean Burden as President and CEO. Mr. Burden was also appointed as a Director and Treasurer of the Company. Mr. Folsom remained as Director and Secretary-Treasurer of Glen Manor, and was appointed CFO of the Company.

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of January 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At January 31, 2005, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

REVENUE RECOGNITION

Revenues are earned from properties in which the Company has a working interest and are calculated on the basis of production for drilling operations pursuant to the terms of the relevant Operator Agreement. Revenues are recorded net of royalties and allowances

3. OIL AND GAS PURCHASE

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

4. COMMON STOCK

During December 2003, an officer purchased 6,000,000 shares of the Company's common stock and was issued an additional 4,000,000 shares of common stock as repayment for amounts advanced on behalf of the Company.

During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the months May through July 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note 5 for related party transaction.

5. RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer has advanced the Company approximately $27,160 to support operations, settle outstanding trade accounts payable and provide working capital. These advances have been repaid by the Company.

On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share)

6. SUPPLEMENTAL DISCLOSURE

                                            For the Three      For the Three
                                             Months Ended       Months Ended
                                              January 31,        January 31,
                                                 2005               2004
                                            -------------      -------------

   Contributions to capital for
     expense paid by related parties         $     --           $     17,500
   Issuance of common stock for services           --                     --

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company. Management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 1, 2004, Randall V. Wheat of Energy Royalty Investments LLC and Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option is valid until September 1, 2005 by Energy Royalty Investments, LLC and Hybrid Energy Inc. The purchase price for the Working Interest is $550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.

The Company's revenue to date arise from the 2% working interest in the Pantel lease. Our ability to affect plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2005
Compared to the Three Months Ended January 31, 2004

GROSS REVENUES AND COSTS OF OPERATIONS

The Company has had limited operating history for the three months ended July 31, 2005 and 2004. Revenues of $1,265 and $1,965 consisted entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $10,838 consisted of amortization of $408, management fees of $6,000, professional fees of $3,600, office rent of $750 and other administrative expenses of $80 for the three months ended January 31, 2005. For the three months ended January 31, 2004, operating expenses of $3,703 consisted of amortization of $199, professional fees of $2,980 and other administrative expenses of $524.

NET LOSS

There was a net loss of $9,573 and $1,738 for the three months ended July 31, 2005 and 2004, respectively.

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

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenues, allowances, accrued expenses and lease amortization. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.


ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our Company would be made known to them. Further, based on that evaluation, the chief officer and principal financial officer concluded that the Company's disclosure controls and procedure are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION
-------------------------

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2    Certification of Principal Financial and Accounting Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2    Certification of Principal Financial and Accounting Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act.

B.      Reports of Form 8-K.

        B.      REPORTS ON FORM 8-K

                We have not filed any reports on Form 8-K during the quarter ended January 31, 2005.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLEN MANOR RESOURCES INC.
                                      (Registrant)

                          By: /S/ JERROLD BURDEN
                              --------------------------------------------------
                                  Jerrold Burden, Director
                                  President and Chief Executive Officer
                              Date: April 4, 2005


                          By: /S/ Albert Folsom
                              --------------------------------------------------
                                  Albert Folsom, Director
                                  Chief Accounting Officer
                              Date: April 4, 2005

                                  EXHIBIT INDEX


EXHIBIT No.                               DESCRIPTION
-----------        -------------------------------------------------------------

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