Form 10QSB
period 2005-04-30
GLEN MANOR RESOURCES INC
filed 2005-06-23
CIK 1122991

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING APRIL 30, 2005


--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                     0-31757               98-0233452
(STATE OR OTHER JURISDICTION OF      (COMMISSION          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       FILE NUMBER)        IDENTIFICATION NO.)


2501 E COMMERCIAL BLVD, SUITE 212, FT. LAUDERDALE, FL         33308
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

 Yes [X]    No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


         Class                                Outstanding as of June 21, 2005
-----------------------------------          ----------------------------------
Common Stock, $0.001 per share                          26,187,220
                                                        ==========

Transitional Small Business Disclosure Format (check one)   Yes[ ]    No [X]

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at April 30, 2005 and October 31, 2004

         Statements of Operations for the Three and Six Months Ended
             April 30, 2005 and 2004

         Statements of Cash Flows for the Six Months Ended April 30, 2005
             and 2004

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures
------------

PART 1 - ITEM 1 FINANCIAL INFORMATION


                            GLEN MANOR RESOURCES INC.
                                 BALANCE SHEETS

                                                                                   April 30,    October 31,
                                                                                     2005          2004
                                                                                   ---------    ---------
                                                                                  (Unaudited)
                                      ASSETS
CURRENT ASSETS
Cash                                                                               $ 139,095    $  42,582
Accounts Receivable                                                                    1,836        1,008
                                                                                   ---------    ---------
Total Current Assets                                                                 140,931       43,590
                                                                                   ---------    ---------



Oil and Gas Lease - net of amortization of $3,411 and $2,595, respectively            14,089       14,905
Note Receivable                                                                        1,900           --
                                                                                   ---------    ---------


TOTAL ASSETS                                                                       $ 156,920    $  58,495
                                                                                   =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                                              $   6,932    $   8,500
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES                                                              6,932        8,500
                                                                                   ---------    ---------

OTHER LIABILITES
Advance received for joint venture                                                   122,562           --
                                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,187,220 shares
issued and outstanding                                                                26,187       26,187
Additional paid in capital                                                           141,145      141,145
Accumulated deficit                                                                 (139,906)    (117,337)
                                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                            27,426       49,995
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 156,920    $  58,495
                                                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       For the Three Months
                                                                          Ended April 30,
                                                                       2005            2004
                                                                   ------------    ------------
REVENUE                                                            $      1,044    $        800

EXPENSES
Amortization                                                                408             280
Production, Drilling and Exploration Costs                                  542             424
Management fees                                                           2,600              --
Professional fees                                                         9,490           2,586
Rent                                                                      1,000              --
Other office expense                                                         --              23
                                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                                 14,040           3,313
                                                                   ------------    ------------

NET LOSS                                                           $    (12,996)   $     (2,513)


NET LOSS PER COMMON SHARE--BASIC AND DILUTED                       $      (0.00)   $      (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED     24,453,220      15,783,220


















   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         For the Six Months
                                                                          Ended April 30,
                                                                       2005            2004
                                                                   ------------    ------------
REVENUE                                                            $      2,309    $      2,765

EXPENSES

Amortization                                                                816             479
Production, Drilling and Exploration Costs                                  542             424
Management fees                                                           8,600              --
Professional fees                                                        13,090           6,065
Rent                                                                      1,750              --
Other office expense                                                         80              48
                                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                                 24,878           7,016
                                                                   ------------    ------------

NET LOSS                                                           $    (22,569)   $     (4,251)
                                                                   ============    ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                       $      (0.00)   $      (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED     24,453,220      15,783,220

























   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Six Months
                                                                     Ended April 30,
                                                                    2005        2004
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (22,569)   $  (4,251)
     Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Amortization                                                           816          479

Changes in operating assets and liabilities:
     Increase in accounts receivable                                  (828)          --
     Increase/(decrease) in accounts payable                        (1,568)      (1,811)
                                                                 ---------    ---------

                                                                    (1,580)      (1,332)
                                                                 ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                              (24,149)      (5,583)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable                                                     (1,900)          --
                                                                 ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                            (1,900)          --
                                                                 ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                             --        9,655
Advance received for joint venture                                 122,562           --
                                                                 ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                                 122,562        9,655
                                                                 ---------    ---------

NET INCREASE IN CASH                                                96,513        4,072
CASH - Beginning of period                                          42,582           --
                                                                 ---------    ---------
CASH- End of period                                              $ 139,095    $   4,072
                                                                 =========    =========









   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At April 30, 2005, there were 26,187,220 shares outstanding.

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of April 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.


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

CASH AND CASH EQUIVALENTS

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At April 30, 2005, the Company had deposits of $39,095 in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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


4. COMMON STOCK

During December 2003, an investor purchased 6,000,000 shares of the Company's common stock and was issued an additional 4,000,000 shares of common stock as repayment for amounts advanced on behalf of the Company.

During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share generating proceeds of $62,700. During the months May through July 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950
($0.002 per share). See Note 5 for related party transaction.


5. RELATED PARTY TRANSACTIONS

On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share)


6. ADVANCE RECEIVED FOR JOINT VENTURE

The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the company $122,000 as part of this agreement. During May of 2005, the proceeds were invested in the project. As part of this agreement, the partner will receive 80% of the revenue from the well and the Company will receive 20% until the investment is recaptured. At that point, the Company and the investor will each receive 50% of the revenues.

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

RESULTS OF OPERATIONS

Three and Six Months ended April 30, 2005 Compared to the Three Months Ended April 30, 2004

GROSS REVENUES AND COSTS OF OPERATIONS

The Company has had limited operating history for the three and six months ended April 30, 2005 and 2004. Revenues of $2,309 and $2,765 for the six month period ended April 30, 2005 and 2004 respectively consisted entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $24,878 and $7,016 for the six months ended April 30, 2005 and 2004 consisted of amortization, management fees, professional fees, office rent and other administrative expenses. Operating expenses were $14,040 and $3,313 respectively for the three months ended April 30, 2005 and 2004. Increases were mainly the result of higher management and professional fees.

NET LOSS

There was a net loss of $22,569 and $4,251 for the six months ended April 30, 2005 and 2004, respectively. The net loss was $12,996 and $2,513 for the three months ended April 30, 2005 and 2004 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, and loans from related parties. Jerrold Burden, our chief executive officer and a director, has agreed to fund our operations until we receive revenues and/or Jerrold Burden has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished. No loans are outstanding at this time.

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


31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.


       B. Reports of Form 8-K.


B. REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the six months ended April 30, 2005.

--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GLEN MANOR RESOURCES INC.
                                      (Registrant)

                                 By: /s/ JERROLD BURDEN
                                     ----------------------------------------
                                    Jerrold Burden, Director
                                    President and Chief Executive Officer
                                    Date: June 23, 2005


                                 By: /s/ Albert Folsom
                                     -------------------------------------------
                                    Albert Folsom, Director
                                    Chief Accounting Officer
                                    Date: June 23, 2005

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



EXHIBIT No.     DESCRIPTION
----------     -----------------------------------------------------------------

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