Form 10QSB
period 2005-07-31
GLEN MANOR RESOURCES INC
filed 2005-09-14
CIK 1122991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------

                                   FORM 10-QSB

                               -------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDING JULY 31, 2005


                               -------------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -------------------

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

     Yes [X]     No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of September 13, 2005
------------------------------              ------------------------------------
Common Stock, $0.001 per share                          28,287,220


Transitional Small Business Disclosure Format (check one)  Yes [ ]     No [X]


================================================================================

--------------------------------------------------------------------------------


                            GLEN MANOR RESOURCES INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at July 31, 2005 and October 31, 2004

         Statements of Operations for the Three and Nine Months Ended July 31, 2005 and 2004

         Statements of Cash Flows for the Nine Months Ended
         July 31, 2005 and 2004

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures
------------

PART 1 -   ITEM 1 FINANCIAL INFORMATION



                            GLEN MANOR RESOURCES INC.
                                 BALANCE SHEETS

                                                                                    July 3,    October 31,
                                                                                     2005         2004
                                                                                   ---------    ---------
                                                                                  (Unaudited)
                                      ASSETS
CURRENT ASSETS
Cash                                                                               $   4,917    $  42,582
Accounts Receivable                                                                    1,441        1,008
                                                                                   ---------    ---------
Total Current Assets                                                                   6,358       43,590
                                                                                   ---------    ---------


Unproved Properties                                                                  122,562           --

Machinery and Equipment - net of amortization of $143 and $0, respectively            11,857           --
Oil and Gas Lease - net of amortization of $4,375 and $2,595, respectively            13,125       14,905
Note Receivable                                                                        1,900           --
                                                                                   ---------    ---------

TOTAL ASSETS                                                                       $ 155,802    $  58,495
                                                                                   =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expense                                               $   8,711    $   8,500
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES                                                              8,711        8,500
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES (see Note B)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,187,220 shares
issued and outstanding                                                                28,187       26,187
Additional paid in capital                                                           271,707      141,145
Accumulated deficit                                                                 (152,803)    (117,337)
                                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                           147,091       49,995
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 155,802    $  58,495
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

--------------------------------------------------------------------------------


                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            For the Three Months
                                                                              Ended July 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
REVENUE                                                                $      1,165    $        962

EXPENSES
--------

Amortization                                                                    964             368
Depreciation                                                                    143              --
Production, Drilling and Exploration Costs                                      369             630
Management fees                                                               1,400           8,595
Professional fees                                                            10,050           8,700
Travel and entertainment                                                        600
Rent                                                                             --              --
Other office expense                                                            536              13
                                                                       ------------    ------------
TOTAL OPERATING EXPENSES                                                     14,062          18,306
                                                                       ------------    ------------

NET LOSS                                                               $    (12,897)   $    (17,344)


NET LOSS PER COMMON SHARE--BASIC AND DILUTED                           $      (0.00)   $      (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED         27,853,887      19,251,220



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------


                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         For the Nine Months
                                                                           Ended July 31,
                                                                   ------------    ------------
                                                                       2005            2004
                                                                   ------------    ------------
REVENUE                                                            $      3,474    $      3,727

EXPENSES

Amortization                                                              1,780             848
Depreciation                                                                143              --
Production, Drilling and Exploration Costs                                  912           1,054


Management fees                                                          10,000           8,595
Professional fees                                                        23,140          14,765



Travel & Entertainment                                                      600              --
Rent                                                                      1,750              --
Other office expense                                                        615              61
                                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                                 38,940          25,323
                                                                   ------------    ------------

NET LOSS                                                           $    (35,466)   $    (21,596)
                                                                   ============    ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                       $      (0.00)   $      (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED     26,742,776      16,939,220






   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------



                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the Nine Months
                                                                        Ended July 31,
                                                                    ----------------------
                                                                       2005         2004
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (35,466)   $ (21,596)
     Adjustments to reconcile net loss to net cash provided by
(used in) operating
     activities:
       Issuance of stock for services                                      --        7,950
       Amortization                                                     1,780          848
       Depreciation                                                       143           --

Changes in operating assets and liabilities:
     Increase in accounts receivable                                     (433)          --
     Increase/(decrease) in accounts payable and accrued expenses         211        2,319
                                                                    ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                                 (33,765)     (10,479)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machine and equipment                                     (12,000)          --
Purchase of unproved properties                                      (122,562)          --
Note receivable                                                        (1,900)          --
                                                                    ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                             (136,462)          --
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                --        9,655
Principal payment on notes payable - related party                         --       (7,655)
Stock issued for services                                              10,000           --
Proceeds from sale of stock                                                --       62,700
Proceeds for stock used for unproved properties                       122,562           --
                                                                    ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                                    132,562       64,700
                                                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH                                       (37,665)      54,221
CASH - Beginning of period                                             42,582           --
                                                                    ---------    ---------
CASH- End of period                                                 $   4,917    $  54,221
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

--------------------------------------------------------------------------------


                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

         Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At July 31, 2005, there were 28,187,220 shares outstanding.

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

CASH AND CASH EQUIVALENTS

         The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At July 31, 2005, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

REVENUE RECOGNITION

         Revenues are earned from properties in which the Company has a working interest and are calculated on the basis of production for drilling operations pursuant to the terms of the relevant Operator Agreement. Revenues are recorded net of royalties and allowances


3. OIL AND GAS PROPERTIES

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

         The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the company $122,000 as part of this agreement. During May of 2005, the proceeds were invested in the project. As part of this agreement, the partner will receive 80% of the revenue from the well and the Company will receive 20% until the investment is recaptured. At that point, the Company and the investor will each receive 50% of the revenues. To date the company has received no revenues from this partnership, however, the company anticipates it will begin realizing revenue from the partnership for the quarter ending October 31, 2005. In addition to the amount paid to Republic One the company issued 1,000,000 shares of stock in June 2005 to an investor who has been consulting with the company and assisted the company in the acquisition of the interest in the reentry project.

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairmemt allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company has determined that currently there are no impairments of existing oil and gas properties.


4. COMMON STOCK

         During December 2003, a Company purchased 6,000,000 shares of the Company's common stock and was issued an additional 4,000,000 shares of common stock as repayment for amounts advanced on behalf of the Company.

         During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the months May through July 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note 5 for related party transaction.

         During the months May through June 2005, the Company issued 2,000,000 shares of common stock with a fair value of $20,000 ($0.01 per share). They were issued in 1,000,000 increments each to two individuals. The first 1,000,000 as mentioned in Note 4 was issued to an investor who has been consulting with the company and gave the company money for the acquisition of the interest in the unproven project. The second one million was issued to an individual who has been retained to assist the company in corporate presentations, negotiations with oil and gas interest holders and generally any other matters that may assist the company.

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

         The Company's revenue to date arise from the 2% working interest in the Pantel lease and the 25% interest of a re-entry project known as Republic One in Central Texas. Our ability to affect plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

RESULTS OF OPERATIONS

         Three and Nine Months ended July 31, 2005 Compared to the Three and Nine Months Ended July 31, 2004

GROSS REVENUES AND COSTS OF OPERATIONS

         The Company has had limited operating history for the three and nine months ended July 31, 2005 and 2004. Revenues of $3,474 and $3,727 for the nine month period ended July 31, 2005 and 2004 respectively consisted entirely of royalty income from the 2% interest in the Pantel working lease for 2004 and both projects for 2005.

 Revenues of $1,165 and $962 for the three month period ended July 31, 2005 and 2004 respectively consisted entirely of royalty income from the 2% interest in the Pantel working lease for 2004 and both projects for 2005.

         Operating expenses of $38,940 and $25,323 for the nine months ended July 31, 2005 and 2004 consisted of amortization, depreciation, management fees, professional fees, office rent and other administrative expenses. Operating expenses were $14,062 and $18,306 respectively for the three months ended July 31, 2005 and 2004. Increases were mainly the result of higher management fees, production costs and other administrative expenses.

NET LOSS

         There was a net loss of $35,466 and $21,596 for the nine months ended July 31, 2005 and 2004, respectively. The net loss was $12,897 and $17,344 for the three months ended July 31, 2005 and 2004 respectively.

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

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

       31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

       32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

       32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


          B. Reports of Form 8-K.

B. REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the quarter ended July 31, 2005.

--------------------------------------------------------------------------------


                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GLEN MANOR RESOURCES INC.
                                           (Registrant)


                                      By: /s/ JERROLD BURDEN
                                          --------------------------------------
                                          Jerrold Burden, Director
                                          President and Chief Executive Officer

Date: September 9, 2005



                                      By: /s/ Albert Folsom
                                          --------------------------------------
                                          Albert Folsom, Director
                                          Chief Accounting Officer

Date: September 9, 2005

--------------------------------------------------------------------------------


                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
---------         ------------------------------------------------------------

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