Form 10KSB
period 2005-10-31
GLEN MANOR RESOURCES INC
filed 2006-02-08
CIK 1122991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

                                -----------------

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                -----------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                -----------------

           NEVADA                         0-31757                 98-0233452
(STATE OR OTHER JURISDICTION OF         (COMMISSION           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)          FILE NUMBER)         IDENTIFICATION NO.)

4610 SO. ULSTER STREET, SUITE 150, DENVER, COLORADO                80237
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (303) 488-3333
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

             2501 E. COMMERCIAL BLVD, SUITE 212, FT. LAUDERDALE, FL (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

State issuer's revenues for its most recent fiscal year:     $ 6,258

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As of October 31, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of January 30, 2006
------------------------------              ----------------------------------
Common Stock, $0.001 per share                           103,292,220


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV

Transitional Small Business Disclosure Format (check one) Yes[ ] No [X]

================================================================================

PART I

ITEM 1.   Description of Business                                             4

ITEM 2.   Description of Property                                             9

ITEM 3.   Legal Proceedings                                                  10

ITEM 4.   Submission of Matters to Vote of Securities Holders                10

PART II
--------

ITEM 5.   Market for Common Equity and Related Stockholder Matters           10

ITEM 6.   Management's Discussion and Analysis or Plan of Operations         11

ITEM 7.   Financial Statements                                               14

ITEM 8    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           14

ITEM 8A.  Controls and Procedures                                            15

PART III
----------

ITEM 9     Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act    16

ITEM 10.   Executive Compensation                                            18

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management    20

ITEM 12.   Certain Relationships and Related Transactions                    20

PART IV
---------

ITEM 13.   Exhibits and Reports on Form 8-K                                  21

ITEM 14.   Principal Accountant Fees and Services                            22

           SIGNATURES                                                        24

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

     The Company's offices are located at 4610 So. Ulster Street, Suite 150, Denver, Colorado 80237 (Telephone: 303-488-3333).

     The Company's Articles of Incorporation currently provide that the Company Is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At October 31, 2005, there were 28,287,220 shares outstanding.

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

      On September 15, 2003, the Company closed on the purchase of a 2% leasehold working interest in a natural gas property in Texas. This interest was purchased for $17,500. On August 11, 2005 100,000 shares were issued to the original owner of the working interest. These additional shares were recorded as a cost of the lease at par value per share, an additional $100 to the cost of the lease. The well produces monthly income.

      The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,000 as part of this agreement, which were invested in the project in May, 2005.

      On October 31, 2005, the Company paid $10,000 for the purchase of 100% of an oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005.

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

1. THE COMPANY HAS LIMITED ASSETS

     The Company has only two revenue producing assets, as of October 31, 2005. The first is a 2% leasehold working interest in oil and gas leases known as Arieo Pantel and Gilberto Pena, Jr. located in Goliad County, Texas with a depth restriction of 2,700 feet. The second is a 25% leasehold working interest in an oil and gas lease known as the Republic Re-entry Prospect consisting of one well bore located in Tom Green County, Texas. Presently the revenue derived from these oil and gas interests are not sufficient to maintain the Company over the long period.

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

5. CONCENTRATION OF OWNERSHIP BY MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 89,782,000 shares as of February 7, 2006. It would be impossible for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.


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

7. THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES SINCE ITS EXCEPTION  DEVELOPMENT

     The Company has cumulative net loss for the date of its inception to October 31, 2005 of $183,851. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

8. GOING CONCERN CONCEPT

     As mentioned under 7 above, the Company might continue to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2005 as follows:

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


ITEM 2.  DESCRIPTION OF PROPERTIES

     In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Denver, Colorado. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas, two oil and gas engineers, located in Denver, Colorado, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company purchased the revenue interest for $17,500. On August 11, 2005 100,000 shares were issued to the original owner of the working interest. These additional shares were recorded as a cost of the lease at par value per share, an additional $100 to the cost of the lease. The property is producing income at the rate of $250.00 to $700.00 per month since acquisition. The wells are currently operated by REH Energy Inc (711 N. Carancahua, Suite 906, Corpus Christi, TX 78475). REH Energy Inc has been working with Glen Manor Inc since its inception as the operator for the Company.

     The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,000 as part of this agreement, which was invested in the project in May, 2005. As part of this agreement, the investor will receive 80% of the 25% working interest revenue from the well and the Company will receive 20% of the 25% working interest revenue until the revenue is recaptured. At that point, the Company and the investor will each receive 50% of the 25% working interest revenue. To date the Company has received revenue from the well of $1,748. In addition to the amount paid for Republic One, the Company issued 1,000,000 shares of stock in June, 2005 to the investor who has been consulting with the Company and assisted the Company in the acquisition of the interest in the reentry project.

     On October 31, 2005, the Company paid $10,000 for the purchase of 100% of a oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005.

     The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company and management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 1, 2003, Randall V. Wheat of Energy Royalty Investments LLC and

Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option agreement with Energy Royalty Investments, LLC and Hybrid Energy Inc is valid through September 1, 2005. The purchase price to exercise the option is $550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.


ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2005.



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2005, the Company had 63 shareholders; one of these shareholders is an officer and director of the Company.


         During the months of May and June, 2005, the Company issued 2,000,000 shares of common stock in exchange for services with a fair value of $2,000 ($0.001 per share). On August 11, 2005, an additional 100,000 shares were issued as an additional cost of the Pantel lease purchase.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW


     The Company has revenue from its two oil and gas lease working interests, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

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


SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

The Company's plan of operation is to obtain funding to secure more working interests and oil and gas interests for the Company and management has conducted talks with several oil and gas related private funding groups who have expressed an interest in providing such funding. In pursuit of that goal, the Company has secured an option on oil and gas production interests in Texas, which is part of the same gas royalty interest already purchased. In the Letter of Agreement dated December 1, 2004, Randall V. Wheat of Energy Royalty Investments LLC and Joseph Shunta of Hybrid Energy Inc. agree to give to the Company an option to purchase a combined Working Interest of 52% in the Pantel Gas Unit #1 in Goliad County, Texas. The Working Interest is limited to the Well Bore Only and is Depth Restricted to 3200 feet. Current production levels have been ranging between 200mcf and 250mcf per day. Engineers have determined that these production levels should remain steady for the next several years. The oil and gas mineral leases associated with this property have been recorded and are official public record at the Goliad County Courthouse in Texas. This non-exclusive option is valid until September 1, 2005 by Energy Royalty Investments, LLC and Hybrid Energy Inc. This property may be subject to extension. The purchase for the Working Interest is$550,000 and is payable upon closing. The Company hopes to raise the acquisition money through a private placement of equity and debt. This 52% working interest would produce income of between $14,950 and $19,500 per month.

The Company's revenues to date arise from the 2% working interest and the re-entry project, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

                              RESULTS OF OPERATIONS
          Twelve Months Ended October 31, 2005 Compared to the Twelve Months
                             Ended October 31, 2004


GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $6,258 for the Twelve Months ended October 31, 2005 compared to $5,399 for the Twelve Months ended October 31, 2004. The revenues for 2005 consist of revenue from the 25% in the Re-entry Project and the 2% interest from the Pantel working lease. The revenues for 2004 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses of $72,772 for the Twelve Months ended October 31, 2005 compared to $39,399 for the Twelve Months ended October 31, 2004 was an increase of $33,373. The increase is attributable to limited operating activities during the twelve months of 2004. Operating expense for the Twelve Months ended October 31, 2005 consisted of $7,696 in direct operating expenses related to the Pantel and Re-entry properties, amortization of $4,252, and professional fees and other administrative expenses of $60,824.

NET LOSS. Net loss for the Twelve Months ended October 31, 2005 was $66,514 compared to the net loss of $34,000 for the Twelve Months ended October 31, 2004.

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

     As of October 31, 2005 and 2004, the Company had assets of $175,648 and $58,495 and liabilities of $190,167 and $8,500, respectively. Assets consist of cash, oil and gas leases, machinery and equipment, and liabilities consist of amounts due to shareholder, advance for property and payables relating to professional services.

     The Company has incurred certain expenses during the fiscal years ended October 31, 2005 and 2004 as follows:


  EXPENDITURE                     For the Year Ended          For the Year Ended
                                   October 31, 2005            October 31, 2004
Accounting and audit                        $18,450                  $11,300
Edgar filings                                    --                      575
Exploration expenses                             --                      500
Production  expenses                          7,696                       --
Interest                                         32                      554
Management fees                              10,000                   14,595
Consulting                                   10,000
Officer consulting                           23,500                       --
Legal and professional                          915                    8,690
Office expenses                                 616                       90
Rent                                          1,750                      500
Travel                                          600                       --
Transfer agent's fees                         2,390                       --


Total                                       $75,949                  $36,804

Estimated expenses over 12 months and required funds:


     Management estimates that the following funds will be required to meet expenses for the next twelve months and to pay current obligations:


                                   Requirements
                                      For
Expenditures                      Twelve Months
----------------------           --------------

Accounting and audit .           1   $  20,000
Filing fees. . . . . .           2       1,000
Office . . . . . . . .           3       5,000
Transfer agent's fees.           4       2,000
                                     ---------

    Estimated expenses               $  28,000
                                     =========


1. The Company is contemplating paying $1,500 for its independent accountants to review the Form 10-QSBs for each of the periods ended January 31, April 30 and July 31, 2006 For the Form 10-KSB, the Company projects that it will pay approximately $6,000 for its independent accountants to examine the year-end financial statements and to report thereon.


2. The Company is using an independent Edgar filer who will file its Form 10-KSB and each of its Forms 10-QSB. It is estimated that this expense will be approximately $1,500 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual fee for filing this form approximates $500.

3. Based on prior years, management has estimated a charge of $4,000 to cover the cost of photocopying, fax, courier and rent.

4. The fee charged by Nevada Agency & Trust Company, Reno, Nevada, for acting as transfer agent for the Company is $2,000 annually.


     The Company plans to bring in oil and gas revenues of $5,000 annually from its 2% leasehold interest and oil and gas revenues of $84,600 annually from the re-entry project. If the acqusition of further oil and gas assets does not occur the Company will require further funds to meet its future obligations. If no private placement funding occurs, the Company will rely on the contributions and loans from officers, directors and or shareholders to pay its ongoing costs of operations.

Results of Operations
-----------------------

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of October 31, 2005, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                  Term as
     Name                      Age        Position Held           Director Since
---------------                ---        -------------           --------------

J. Dean Burden                 54         Chief Executive         2003
                                          Officer, President
                                          and Director

Albert Folsom                  62         Chief Financial         2003
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

     The following table sets forth as at October 31, 2004, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                       Position                  Report to be Filed and Date
----                        --------                 ---------------------------

Jerrold  Burden       President and Director             Form 3 -  not filed
                                                         Form 13 - not filed

Albert Folsom         Secretary Treasurer/Director       Form 3 - not filed


ITEM 10.  EXECUTIVE COMPENSATION

CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended October 31, 2005.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2005:

             SUMMARY COMPENSATION TABLE (2001, 2002, 2003 AND 2004)

                         Long Term Compensation (US Dollars)
                         -----------------------------------
                         Annual  Compensation     Awards             Payouts
                         --------------------     ------             -------
      (a)                  (b)      (c)        (e)       (f)        (g)      (h)         (i)
                                              Other   Restricted
                                              Annual    Stock      Options   LTIP      All Other
Name and Principal                             Comp.    Awards       SAR    Payouts   Compensation
Position                 Year      Salary       ($)       ($)        (#)      ($)        ($)
------------------      -------   -------      -----    -------   --------   ------  ----------
Michael Fisher             2001      -0-        -0-        -0-        -0-      -0-       -0-
President, and             2002      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2003      -0-        -0-        -0-        -0-      -0-       -0-
                           2004      -0-        -0-        -0-        -0-      -0-       -0-

Qui Sung Poon              2001      -0-        -0-        -0-        -0-      -0-       -0-
Secretary Treasurer        2002      -0-        -0-        -0-        -0-      -0-       -0-
and Director

John Watson                2001      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2002      -0-        -0-        -0-        -0-      -0-       -0-
                           2003      -0-        -0-        -0-        -0-      -0-       -0-
                           2004      -0-        -0-        -0-        -0-      -0-       -0-

Jerrold Burden             2003      -0-        -0-        -0-        -0-      -0-       -0-
President, CEO and         2004      -0-      $14,595      -0-        -0-      -0-       -0-
Director                   2005      -0-      $23,500      -0-        -0-      -0-       -0-

Albert Folsom              2003      -0-        -0-        -0-        -0-      -0-       -0-
Secretary, CFO and         2004      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2005      -0-        -0-        -0-        -0-      -0-       -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as at October 31, 2005, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address                                         Amount
of Beneficial                         Nature of       of Beneficial      Percent
Owner                               Ownership(1)        Ownership       of Class
------------------                  ------------      -------------    ---------

JERROLD DEAN BURDEN
4610 So. Ulster Street, Suite 150,
Denver, Colorado 80237                 Direct           14,250,000        50.00%


ALBERT FOLSOM
320 - 1100 Melville Street
Vancouver, British Columbia
Canada, V6E 4A6                        Direct              NIL              0.0%

Directors and officers
    as a group                                          14,250,000        50.00%

------------
(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.


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

     On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.

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

     On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.

TRANSACTIONS  WITH  PROMOTERS

     The Company does not have promoters and has no transactions with any promoters.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS


         (a) (1) FINANCIAL STATEMENTS.

The following financial statements are included in this report:


Title  of  Document                                                     Page
-------------------                                                     ----

Report of Jewett, Schwartz & Associates                                   25

Balance Sheet as at October 31, 2004 and 2005                             26

Statement of Operations for the periods October 31, 2004 and 2005         27

Statement in Changes in Stockholders' Equity for the periods
October 31, 2004 and 2005                                                 28

Statement of Cash Flows for the periods October 31, 2004 and 2005         29

Notes to the Financial  Statements                                        30


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

31.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2 Certificate Pursuant to Section 301 (a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Glen Manor to make any pre-approval policies meaningful. Once Glen Manor has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

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


                                            GLEN MANOR RESOURCES INC.

                                               (the Registrant)



                                            By: /s/ "Jerrold Burden"
                                                -------------------------------
                                                Jerrold Burden
                                                Chief Executive Officer,
                                                President and Director

Date: January 30, 2006


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                                            By: /s/ "Jerrold Burden"
                                                -------------------------------
                                                Jerrold Burden
                                                Chief Executive Officer,
                                                President and Director

Date: January 30, 2006


                                            By: /s/ "Albert Folsom"
                                                -------------------------------
                                                Albert Folsom
                                                Chief Financial Officer
                                                Secretary Treasurer and Director

Date: January  30, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Glen Manor Resources Inc Denver, CO, USA


We have audited the accompanying balance sheet of Glen Manor Resources Inc. at October 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Glen Manor Resources Inc., as of October 31, 2004 were audited by other auditors whose report dated March 30, 2005, on those statements included an explanatory paragraph that described the accompanying financial statements have been issued assuming that the company will continue as a going concern and that the company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt as to its ability to continue as a going concern. Management's plans are further discussed in the notes to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Manor Resources Inc. at October 31, 2005 and the results of operations, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


Hollywood, FL                               /s/ "Jewett Schwartz and Associates"
January 30, 2006

                           GLEN MANOR RESOURCES, INC.
                                 BALANCE SHEETS

                                                                                October 31,     October 31,
                                                                                   2005            2004
                                                                                 ---------      ---------
                                     ASSETS
CURRENT ASSETS
Cash                                                                             $  18,694      $  42,582
Accounts Receivable                                                                    410          1,008
                                                                                 ---------      ---------
Total Current Assets                                                                19,104         43,590

Machinery and Equipment - net of depreciation of $571 and $0, respectively          11,429             --
Oil and Gas Leases - net of amortization of  $6,847 and $2,595, respectively       143,215         14,905
Loan Receivable                                                                      1,900             --
                                                                                 ---------      ---------

TOTAL ASSETS                                                                     $ 175,648      $  58,495
                                                                                 =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                                            $  32,573      $   8,500
Note payable - related parties                                                      35,032             --
                                                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                                                           67,605          8,500
                                                                                 ---------      ---------

LONG TERM LIABLITIES
Advance for Re-entry Project                                                       122,562             --
                                                                                 ---------      ---------
TOTAL LONG TERM LIABILITIES                                                        122,562             --
                                                                                 ---------      ---------

                                                                                 ---------      ---------
TOTAL LIABILITIES                                                                  190,167             --
                                                                                 ---------      ---------



STOCKHOLDERS' EQUITY/ (DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized;
   28,287,220 and  26,187,220 shares issued and outstanding,
   respectively                                                                     28,187         26,187
Additional paid in capital                                                         141,145        141,145
Accumulated deficit                                                               (183,851)      (117,337)
                                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                                            (14,519)        49,995
                                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 175,648      $  58,495
                                                                                 =========      =========

    See accompanying notes to the financial statements and accountants report

--------------------------------------------------------------------------------
                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS

                                                             For the Year Ended
                                                                October 31,
                                                           2005              2004
                                                       ------------      ------------
REVENUES                                               $      6,258      $      5,399


EXPENSES

Amortization and Depreciation                                 4,823             2,595
Exploration                                                      --             1,054
Production                                                    7,696
Management and Consulting  Fees                              35,500            14,595
Professional fees                                            21,755            20,565
Rent                                                          1,750               500
Travel and Entertainment                                        600                --
Interest Expense                                                 32                --
Other office expense                                            616                90
                                                       ------------      ------------

TOTAL OPERATING EXPENSES                                     72,772            39,399
                                                       ------------      ------------

NET LOSS                                               $    (66,514)     $    (34,000)
                                                       ============      ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED           $      (0.00)     $      (0.00)
                                                       ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING--BASIC AND DILUTED                           27,037,083        19,251,220



    See accompanying notes to the financial statements and accountants report

--------------------------------------------------------------------------------

                           GLEN MANOR RESOURCES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                   Additional
                                                         Common Stock               Paid In       Accumulated
                                                   Shares           Amount          Capital         Deficit           Total
                                                -----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2003                         15,783,220      $    15,783      $    80,899     $   (83,337)     $    13,345
Issuance of common stock for cash                 6,027,000            6,027           56,673              --           62,700
Issuance of common stock for services             4,377,000            4,377            3,573              --            7,950
Net Loss                                                 --               --               --         (34,000)         (34,000)
                                                -----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2004                         26,187,220           26,187          141,145        (117,337)          49,995
Issuance of common stock for services             2,000,000            2,000               --              --            2,000
Issuance of common stock for lease interest         100,000              100               --              --              100
Net Loss                                                 --               --               --         (66,514)         (66,514)
                                                -----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2005                         28,287,220      $    28,287      $   141,145     $  (183,851)     $   (14,419)
                                                ===========      ===========      ===========     ===========      ===========














    See accompanying notes to the financial statements and accountants report

--------------------------------------------------------------------------------

                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                           For the Year Ended
                                                                                October 31,
                                                                           2005           2004
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (66,514)     $ (34,000)
     Adjustments to reconcile net loss to net cash provided by
(used in) operating  activities:
Issuance of stock for services                                               2,000          7,950
Amortization and depreciation                                                4,823          2,595
Interest expense                                                                32
Changes in operating assets and liabilities:
        (Increase)/decrease in accounts receivable                             598         (1,008)
        (Increase) in notes receivable                                      (1,900)            --
        (Increase) in Investment in Oil and Gas Lease                      (10,000)            --
        Increase/(decrease) in accounts payable and accrued expenses        24,073          4,345
                                                                         ---------      ---------

NET CASH USED BY OPERATING ACTIVITIES                                      (46,888)       (20,118)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of  machinery and equipment                                      (12,000)            --
 Purchase of Re-entry Project                                             (122,562)            --
                                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (134,562)            --
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                 35,000          9,655
Advance for Re-entry Project                                               122,562             --
Principal payment on notes payable - related party                              --         (9,655)
Proceeds from sale of stock                                                     --         62,700
                                                                         ---------      ---------
NET CASH FROM FINANCING ACTIVITIES                                         157,562         62,700
                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH                                            (23,888)        42,582
CASH - Beginning of period                                                  42,582             --
                                                                         ---------      ---------
CASH- End of period                                                      $  18,694      $  42,582
                                                                         =========      =========

CASH PAID FOR TAXES                                                      $      --      $      --
CASH PAID FOR INTEREST                                                   $      --      $      --

SUPPLEMENTAL DISCLOSURES
Noncash investing and financing transactions:
Issuance of commons stock for services                                       2,000          7,950
Issuance of common stock for purchase of oil and gas lease interest            100             --


    See accompanying notes to the financial statements and accountants report

--------------------------------------------------------------------------------

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

         Subsequent to a change in management in 2003 the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas named the Pantel Lease from Energy Royalty Investments, LLC of Denver, Colorado. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas in Denver, Colorado who valued the acquisition at $25,000 U.S. dollars. The Company purchased the working interest for $17,500. On August 11, 2005 100,000 shares were issued to the original owner of the working interest. These additional shares were recorded as a cost of the lease at par value per share, an additional $100 to the cost of the lease. The property is producing income at the rate of $200 to $750 per month since acquisition.

         The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,000 as part of this agreement, which were invested in the project in May, 2005.

          On October 31, 2005, the Company paid $10,000 for the purchase of 100% of an oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005.


          Our plan of operation is to obtain funding to secure more working interest and oil and gas related interests for the Company and management has conducted and continues to conduct talks with several oil and gas related private funding groups who have expressed an interest in providing such funding.

         CAPITALIZATION

         The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. During the year ended October 31, 2004, the Company issued 6,027,000 shares in a private placement which raised $62,700. The Company also issued 4,377,000 shares for services valued at $7,950. During the year ended October 31, 2005, the Company issued 2,000,000 shares for services valued at $2,000 and 100,000 shares valued at $100 for purchase of additional working interest in oil and gas lease. Total shares outstanding at October 31, 2005, was 28,287,220.

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

         CASH AND CASH EQUIVALENTS

         The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At October 31, 2005, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

         The costs of the oil and gas properties, including the estimated future costs to develop proved reserves and the carrying amounts of any asset retirement obligations, are depreciated using a composite unit-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves (based on current economic and operating conditions), but excluding asset retirement obligations, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

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

         BASIC AND DILUTED NET LOSS PER SHARE

         The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. For the year ended October 31, 2005, there were no options, warrants, or other convertible securities outstanding and, therefore, only Basic EPS has been presented.
              .
         RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3.  OIL AND GAS LEASE PURCHASES

         In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Corpus Christi Texas. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas located in Denver, Colorado, who valued the acquisition at $25,000 U.S. dollars. This report is dated September 9, 2003. The Company paid $17,500 to acquire a 2% working interest in the property and on August 11, 2005 issued 100,000 shares to the seller of the property for an additional value of $100 in the property.

         In May 2005 the company paid $122,562 for 25% interest for a re-entry project in Central Texas named Republic One. To date the Company has received revenue from the well of $1,748. Proceeds for this project was received by the company from a private investor. See Note 4 below.

         On October 31, 2005, the Company paid $10,000 for the purchase of 100% of a oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005.

         The Company's schedule of the value of Oil and gas Lease Purchases are as follows:


                                                      2005           2004
                                                   ---------      ---------
          Oil and Gas Lease-Description
         Pantel Gas Unit #1                        $  17,500      $  17,500
                                                   ---------      ---------
         Republic One Re-entry Project               122,562            -0-
                                                   ---------      ---------
         Wyoming Well Purchase                        10,000            -0-
                                                   ---------      ---------
         Total                                     $ 150,062      $  17,500
                                                   ---------      ---------
         Less: Amortization                           (6,847)        (2,595)
                                                   ---------      ---------
         Total Oil and Gas Leases                  $ 143,215      $  14,905
                                                   ---------      ---------


NOTE 4.  ADVANCE FOR RE-ENTRY PROJECT

         The Company entered into an agreement with an investment partner. The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investor paid the Company $122,562 as part of this agreement, which were invested in the project in May, 2005. As part of this agreement, the investor will receive 80% of the 25% working interest revenue from the well and the Company will receive 20% of the 25% working interest revenue until the note is repaid. At that point, the investor will receive 7.5% working interest revenue. In addition to the amount paid to Republic One, the Company issued 1,000,000 shares of stock in June, 2005 to an investor who has been consulting with the Company and assisted the Company in the acquisition of the interest in the reentry project.

NOTE 5.  COMMON STOCK

         During the month of July 31, 2004, the Company sold 6,027,000 shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. During the nine months ended July 31, 2004, the Company issued 4,377,000 shares of common stock for services with a fair value of $7,950 ($0.002 per share). See Note 5 for related party transaction.

         During May and June, 2005, the Company issued 2,000,000 shares of common stock for services with a fair value of $2,000 ($0.001 per share). On August 11, 2005, the Company issued 100,000 share of common stock for purchase of additional working interest in an oil and gas lease.


NOTE 6.  RELATED PARTY TRANSACTION

         Through July 31, 2004, the Company's Chief Executive Officer has advanced the Company approximately $9,660 to support operations, settle outstanding trade accounts payable and provide working capital. The advances have been reported by the company. During September and October, 2005, the Company's Chief Executive Officer advanced an additional $35,000 to support operations and provide working capital.

         On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share)


NOTE 7.  PROVISION FOR INCOME TAXES

         There was no income tax expense for the years ended October 31, 2005 and 2004 due to the net losses or the years then ended.

         The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended October 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                          2005          2004
                                                       ----------    ----------
         Computed "expected" tax expense (benefit)     $  (30,000)   $  (13,000)
         Benefit of operating loss carryforwards           30,000        13,000
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at October 31, 2005 and 2004 are as follows:

           DEFERRED TAX ASSETS:                           2005          2004
                                                       ----------    ----------
           Net operating loss carryforward            $    71,000    $   41,000
           Less valuation allowance                       (71,000)      (41,000)
                                                       ----------    ----------
           NET DEFERRED TAX ASSETS                     $       --    $       --
                                                       ==========    ==========

         The Company has a net operating loss carryforward of approximately $190,000 available to offset future taxable income through 2024.

         The valuation allowance at October 31, 2005 was $71,000. The net change in valuation allowance during the year ended October 31, 2005 was an increase of $30,000.

NOTE 8.  SUBSEQUENT EVENT


         On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.