Form 10QSB
period 2006-01-31
GLEN MANOR RESOURCES INC
filed 2006-03-15
CIK 1122991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDING JANUARY 31, 2006


                                 ---------------

                            GLEN MANOR RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------


            NEVADA                        0-31757                98-0233452
(STATE OR OTHER JURISDICTION OF         (COMMISSION          IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)          FILE NUMBER)          (I.R.S. EMPLOYER


4610 SO. ULSTER STREET, SUITE 150, DENVER, COLORADO                80237
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 488-3333
                                                           --------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|     No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                               Outstanding as of March 15, 2006
------------------------------                --------------------------------
Common Stock, $0.001 per share                         103,824,220


Transitional Small Business Disclosure Format (check one) Yes |_|     No |X|

================================================================================

                            GLEN MANOR RESOURCES INC.

                                TABLE OF CONTENTS

                                                                         PAGES
                                                                         -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at January 31, 2006 and October 31, 2005 .......... 3

         Statements of Operations for the Three Months Ended
            January 31, 2006 and 2005 ..................................... 4

         Statements of Cash Flows for the Three Months Ended
            January 31, 2006 and 2005 ..................................... 5

         Notes to Condensed Financial Statements .......................... 6


Item 2. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations ........................................  9

Item 3. Controls and Procedures ..........................................  11



PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................ 12

Item 2. Changes in Securities ............................................ 12

Item 3. Defaults upon Senior Securities .................................. 12

Item 4. Submission of Matters to a Vote of Security Holders .............. 12

Item 5. Other Information ................................................ 12

Item 6. Exhibits and Reports on Form 8-K ................................. 12


Signatures ............................................................... 13

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)


                            GLEN MANOR RESOURCES INC.
                                 BALANCE SHEETS


                                                                                   January 31,    October 31,
                                                                                       2006          2005
                                                                                    ---------      ---------
                                                                                   (Unaudited)
                                      ASSETS

CURRENT ASSETS
Cash                                                                                $  26,819      $  18,694
Accounts Receivable                                                                       555            410
                                                                                    ---------      ---------
Total Current Assets                                                                   27,374         19,104


Machinery and Equipment - net of depreciation of $1,000 and $571, respectively         11,000         11,429
Oil and Gas Leases - net of amortization of  $11,836 and $6,847, respectively         131,372        133,315
Investment in Wyoming Oil and Gas Lease                                                10,000         10,000
Loan Receivable                                                                         1,900          1,900
                                                                                    ---------      ---------

TOTAL ASSETS                                                                        $ 181,646      $ 175,748
                                                                                    =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                                               $  13,665      $  32,573
Note payable - related parties                                                             --         35,032
                                                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                                                              13,665         67,605
                                                                                    ---------      ---------

LONG TERM LIABILITIES
Advance for R-entry Project                                                           122,562        122,562
                                                                                    ---------      ---------
TOTAL LONG TERM LIABILITIES                                                           122,562        122,562

                                                                                    ---------      ---------
TOTAL LIABILITIES                                                                     136,227        190,167
                                                                                    ---------      ---------


STOCKHOLDERS' EQUITY/(DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,824,220 and
   28,287,220 shares issued and outstanding, respectively                             103,824         28,287
Additional paid in capital                                                            141,145        141,145
Accumulated deficit                                                                  (199,550)      (183,851)
                                                                                    ---------      ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                                                45,419        (14,419)
                                                                                    ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)                             $ 181,646      $ 175,748
                                                                                    =========      =========


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           For the Three Months
                                                                             Ended January 31,
                                                                         2006             2005
                                                                     ------------      ------------
REVENUES                                                             $     27,726      $      1,265
                                                                     ------------      ------------

EXPENSES

Amortization  and depreciation                                              5,418               408
Production                                                                  5,618                --
Management and consulting fees                                             28,200             6,000
Professional fees                                                           3,165             3,600
Rent                                                                           --               750
Other office expense                                                        1,024                80
                                                                     ------------      ------------
TOTAL OPERATING EXPENSES                                                   43,425            10,838
                                                                     ------------      ------------
NET LOSS                                                             $    (15,699)     $     (9,573)
                                                                     ============      ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                         $      (0.00)     $      (0.00)
                                                                     ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED       29,112,731        21,852,220












   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  For the Three Months Ended
                                                                         January 31,
                                                                     2006          2005
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(15,699)     $ (9,573)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
Amortization                                                          4,989           408
Depreciation                                                            429            --
Issuance of stock for services                                       30,500
Changes in operating assets and liabilities:
     Increase in accounts receivable                                   (145)         (257)
     Increase/(decrease) in accounts payable                             --        (3,250)
     Increase/(decrease) in accrued expenses                        (18,908)           --
                                                                   --------      --------
                                                                    (19,053)       (3,507)
                                                                   --------      --------

NET CASH USED BY OPERATING ACTIVITIES                                 1,166       (12,672)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible drilling costs incurred                                   (3,046)           --
                                                                   --------      --------
NET CASH FLOW USED IN INVESTING ACTIVITIES                           (3,046)           --
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                          10,000            --
Proceeds from sale of stock                                               5            --
                                                                   --------      --------
NET CASH FROM FINANCING ACTIVITIES                                   10,005            --
                                                                   --------      --------

NET (DECREASE) INCREASE IN CASH                                       8,125       (12,672)
CASH - Beginning of period                                           18,694        42,582
                                                                   --------      --------
CASH- End of period                                                $ 26,819      $ 29,910
                                                                   ========      ========

CASH  PAID FOR TAXES                                               $     --      $     --
CASH PAID FOR INTEREST                                             $     --      $     --

SUPPLEMENTAL DISCLOSURES Noncash financing transactions:
Issuance of common stock for accrued expenses and principal/
   interest payment on notes payable - related party               $ 75,532      $     --



   The accompanying notes are an integral part of these financial statements.

                            GLEN MANOR RESOURCES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

Glen Manor Resources Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassifications, mergers, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At January 31, 2006, there were 103,824,220 shares outstanding.

Subsequent to a change in management in 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas named the Pantel Lease from Energy Royalty Investments, LLC of Denver, Colorado. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas in Denver, Colorado who valued the acquisition at $25,000. The Company purchased the working interest for $17,500. On August 11, 2005, 100,000 shares were issued to the original owner of the working interest. These additional shares were recorded at par value per share as an additional cost to the lease of $100. The property is producing income at the rate of $200 to $750 per month since acquisition.

The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,562 as part of this agreement, which was invested in the project in May, 2005.

On October 31, 2005, the Company paid $10,000 for the purchase of 100% of an oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005.

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of January 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there are factors that raise substantial doubt regarding the ability of the Company to continue as a going concern. These factors, among others, include the Company has just begun earning revenues and was previously an exploration stage company. Management intends to provide the necessary development and operating capital through sales of its common stock and commence aggressive acquisitions of additional working interest leases. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

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


CASH AND CASH EQUIVALENTS

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At January 31, 2006, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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


3. OIL AND GAS PURCHASES

In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Corpus Christi Texas. The working leasehold interest was evaluated by Falcon-Meramec Geologists and Engineers, two oil and gas engineers, located in Denver, Colorado, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company paid $17,500 to acquire a 2% working interest in the property and on August 11, 2005 issued 100,00 shares to the seller of the property for an additional value of $100 in the property.

The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,562 as part of this agreement, which was invested in the project in May, 2005. As part of this agreement, the investor will receive 80% of the 25% working interest revenue from the well and the Company will receive 20% of the 25% working interest revenue until the note is repaid. At that point, the investor will receive 7.5% working interest revenue. To date the Company has received revenue from the well of approximately $26,000. In addition to the amount paid for the Republic One project, the Company issued 1,000,000 shares of stock in June, 2005 to an investor who has been consulting with the Company and assisted the Company in the acquisition of the interest in the reentry project.

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

During May and June, 2005, the Company issued 2,000,000 shares of common stock for services with a fair value of $2,000 ($0.001 per share). On August 11, 2005, the Company issued 100,000 shares of common stock for purchase of additional working interest in an oil and gas lease. On November 10, 2005, the Company issued 5,000 shares of common stock to the previous owner of the Wyoming oil and gas lease purchased. See Note 5 for related party transactions.


5. RELATED PARTY TRANSACTIONS

Through January 31, 2005, the Company's Chief Executive Officer advanced the Company approximately $27,160 to support operations, settle outstanding trade accounts payable and provide working capital. These advances were repaid by the Company. As of January 31, 2006, the Company's Chief Executive Officer has advanced the Company an additional $45,000 to support operations and provide working capital.

On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share) On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the Company to support operations, provide working capital and purchase oil and gas leases. Total amount due from the Company to the Chief Executive Officer was $75,532.

On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Company has revenue from its two oil and gas lease working interests, and its ability to affect its plan for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

The Company's revenue to date arise from the 2% working interest in the Pantel lease and the 25% working interest in the Re-entry project. The Company's ability to affect plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2006 Compared to the Three Months Ended January 31, 2005

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $27,726 for the three months ended January 31, 2006 compared to $1,265 for the three months ended January 31, 2005. The revenues for 2006 consist of revenues from the 25% interest in the Re-entry project and the 2% interest from the Pantel working lease. The revenues for 2005 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses for the three months ended January 31, 2006 of $43,425 consisted of production expenses relating to oil and gas leases of $5,618, amortization and depreciation of $5,418, management and consulting fees of $28,200, professional fees of $3,165, and other administrative expenses of $1,024. For the three months ended January 31, 2005, operating expenses of $10,838 consisted of amortization of $408, management fees of $6,000, professional fees of $3,600, rent of $750 and other administrative expenses of $80.

NET LOSS

There was a net loss of $15,699 and $9,573 for the three months ended January 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, and loans from related and unrelated parties. Jerrold Burden, our chief executive officer and a director, has agreed to fund our operations until we receive revenues and/or Jerrold Burden has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing the financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenues, allowances, accrued expenses and lease amortization. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them. Further, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:

Exhibit No.       Description
-----------       ------------
   31.1           Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act.

   31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

   32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

   32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


     B. Reports of Form 8-K.

B. REPORTS ON FORM 8-K

     We have not filed any reports on Form 8-K during the quarter ended January 31, 2006.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GLEN MANOR RESOURCES INC.
                                           (Registrant)


                                           By: /s/ JERROLD BURDEN
                                               ---------------------------------


                                           Jerrold Burden, Director
                                           President and Chief Executive Officer
                                           Date: March 15, 2006


                                           By: /s/ Albert Folsom
                                               ---------------------------------


                                           Albert Folsom, Director
                                           Chief Accounting Officer
                                           Date: March 15, 2006

                                  EXHIBIT INDEX


EXHIBIT No.       DESCRIPTION
-----------       --------------------------------------------------------------
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