Form 10KSB/A
period 2005-10-31
GLEN MANOR RESOURCES INC
filed 2006-04-18
CIK 1122991

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part 1V
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]
================================================================================

PART I
------

ITEM 1.   Description of Business                                              2

ITEM 2.   Description of Property                                              7

ITEM 3.   Legal Proceedings                                                    8

ITEM 4.   Submission of Matters to Vote of Securities Holders                  8

PART II
-------

ITEM 5.   Market for Common Equity and Related Stockholder Matters             8

ITEM 6.   Management's Discussion and Analysis or Plan of Operations           9

ITEM 7.   Financial Statements                                                11

ITEM 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               11

ITEM 8A.  Controls and Procedures                                             12

PART III
--------

ITEM 9.   Directors, Executive Officers, Promoters, and Control
            Persons; Compliance with Section 16(a) of the Exchange Act        13

ITEM 10.  Executive Compensation                                              15

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management      17

ITEM 12.  Certain Relationships and Related Transactions                      17

PART IV
-------

ITEM 13.  Exhibits and Reports on Form 8-K                                    18

ITEM 14.  Principal Accountant Fees and Services                              19

          SIGNATURES                                                          21

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

7.       THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES SINCE ITS EXCEPTION
         DEVELOPMENT

         The Company has cumulative net loss for the date of its inception to October 31, 2005 of $191,851. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

8.       GOING CONCERN CONCEPT

         As mentioned under 8 above, the Company might continue to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2005 as follows:

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

         During the months of May and June, 2005, the Company issued 2,000,000 shares of common stock in exchange for services with a fair value of $10,000 ($0.005 per share). On August 11, 2005, an additional 100,000 shares were issued as an additional cost of the Pantel lease purchase.

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

         Operating expenses of $80,772 for the Twelve Months ended October 31, 2005 compared to $39,399 for the Twelve Months ended October 31, 2004 was an increase of $41,373. The increase is attributable to limited operating activities during the twelve months of 2004. Operating expense for the Twelve Months ended October 31, 2005 consisted of $7,696 in direct operating expenses related to the Pantel and Re-entry properties, amortization of $4,252, and professional fees and other administrative expenses of $68,824.

         NET LOSS. Net loss for the Twelve Months ended October 31, 2005 was $74,514 compared to the net loss of $34,000 for the Twelve Months ended October 31, 2004.

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

         As of October 31, 2005 and 2004, the Company had assets of $175,748 and $58,495 and liabilities of $190,166 and $8,500, respectively. Assets consist of cash, oil and gas leases, machinery and equipment, and liabilities consist of amounts due to shareholder, advance for property and payables relating to professional services.

         The Company has incurred certain expenses during the fiscal years ended October 31, 2005 and 2004 as follows:

                          For the Year Ended     For the Year Ended
  Expenditure              October 31, 2005        October 31, 2004
  -----------             ------------------     ------------------
Accounting and audit             $18,450               $11,300
Edgar filings                         --                   575
Exploration expenses                  --                   500
Production  expenses               7,696                    --
Interest                              32                   554
Management fees                   10,000                14,595
Consulting                        10,000
Officer consulting                23,500                    --
Legal and professional               915                 8,690
Office expenses                      616                    90
Rent                               1,750                   500
Travel                               600                    --
Transfer agent's fees              2,390                    --
                                --------
Total                            $75,949               $36,804
                                 =======               =======

Estimated expenses over 12 months and required funds:

         Management estimates that the following funds will be required to meet expenses for the next twelve months and to pay current obligations:

                                             Requirements
                                                 For
Expenditures                                Twelve Months
------------                                -------------
Accounting and audit             1            $20,000
Filing fees                      2              1,000
Office                           3              5,000
Transfer agent's fees            4              2,000
                                               ------

    Estimated expenses                        $28,000
                                              =======
----------
1. The Company is contemplating paying $1,500 for its independent accountants to review the Form 10-QSBs for each of the periods ended January 31, April 30 and July 31, 2006 For the Form 10-KSB, the Company projects that it will pay approximately $6,000 for its independent accountants to examine the year-end financial statements and to report thereon.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation  of  Disclosure  Controls  and  Procedures
         -----------------------------------------------------

         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c)) as of the end of the period covered by this report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-KSB was being made.

(b)      Changes  in  Internal  Controls
         -------------------------------

         There were no changes in the Company's internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, the internal controls over financial reporting.

                                    PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The following table sets forth as of October 31, 2005, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                               Term as
     Name            Age            Position Held           Director Since
     ----            ---            -------------           --------------
J. Dean Burden        54            Chief Executive             2003
                                    Officer, President
                                    and Director

Albert Folsom         62            Chief Financial             2003
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

         The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2005:

             SUMMARY COMPENSATION TABLE (2001, 2002, 2003 AND 2004)

                                           Long Term Compensation (US Dollars)
                           ----------------------------------------------------------------------
                            Annual  Compensation          Awards           Payouts
                           ----------------------  --------------------    -------
      (a)                  (b)      (c)     (e)       (f)        (g)         (h)          (i)
                                           Other   Restricted
                                           Annual    Stock      Options      LTIP      All Other
Name and Principal                          Comp.    Awards       SAR      Payouts   Compensation
Position                   Year    Salary    ($)       ($)        (#)       ($)          ($)
------------------         ----    ------  ------  ----------   --------   -------   ------------
Michael Fisher             2001      -0-     -0-        -0-        -0-      -0-          -0-
President, and             2002      -0-     -0-        -0-        -0-      -0-          -0-
Director                   2003      -0-     -0-        -0-        -0-      -0-          -0-
                           2004      -0-     -0-        -0-        -0-      -0-          -0-

Qui Sung Poon              2001      -0-     -0-        -0-        -0-      -0-          -0-
Secretary Treasurer        2002      -0-     -0-        -0-        -0-      -0-          -0-
and Director

John Watson                2001      -0-     -0-        -0-        -0-      -0-          -0-
Director                   2002      -0-     -0-        -0-        -0-      -0-          -0-
                           2003      -0-     -0-        -0-        -0-      -0-          -0-
                           2004      -0-     -0-        -0-        -0-      -0-          -0-

Jerrold Burden             2003      -0-     -0-        -0-        -0-      -0-          -0-
President, CEO and         2004      -0-   $14,595      -0-        -0-      -0-          -0-
Director                   2005      -0-   $23,500      -0-        -0-      -0-          -0-

Albert Folsom              2003      -0-     -0-        -0-        -0-      -0-          -0-
Secretary, CFO and         2004      -0-     -0-        -0-        -0-      -0-          -0-
Director                   2005      -0-     -0-        -0-        -0-      -0-          -0-

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

Name and Address                                         Amount
of Beneficial                         Nature of       of Beneficial      Percent
Owner                               Ownership(1)        Ownership       of Class
----------------                    ------------      -------------     --------

JERROLD DEAN BURDEN
2501 E. Commercial Blvd., Suite 212   Direct           14,250,000         50.00%
Ft. Lauderdale, FL 33308

ALBERT FOLSOM
320 - 1100 Melville Street
Vancouver, British Columbia
Canada, V6E 4A6                        Direct              NIL              0.0%

Directors and officers
    as a group                                          14,250,000        50.00%
----------
(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

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

TRANSACTIONS WITH PROMOTERS

         The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS

(a)      (1)     FINANCIAL STATEMENTS.

         The following financial statements are included in this report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report of Jewett, Schwartz & Associates                                      22

Balance Sheet as at October 31, 2004 and 2005                                23

Statement of Operations for the periods October 31, 2004 and 2005            24

Statement in Changes in Stockholders' Equity for the periods
October 31, 2004 and 2005                                                    25

Statement of Cash Flows for the periods October 31, 2004 and 2005            26

Notes to the Financial  Statements                                           27

(a)      (2)     FINANCIAL  STATEMENT  SCHEDULES

         The following financial statement schedules are included as part of this report:

         None.

(a)      (3)     EXHIBITS

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

                            GLEN MANOR RESOURCES INC.
                                (the Registrant)




                          By:    /s/ "Jerrold Burden"
                                 --------------------
                                 Jerrold Burden
                                 Chief Executive Officer,
                                 President and Director
Date: January 30, 2006


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:



                          By:    /s/ "Jerrold Burden"
                                 --------------------
                                 Jerrold Burden
                                 Chief Executive Officer,
                                 President and Director

Date: January 30, 2006


                           By:   /s/ "Albert Folsom"
                                 -------------------
                                 Albert Folsom
                                 Chief Financial Officer
                                 Secretary Treasurer and Director

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

                                   /s/ "Jewett Schwartz and Associates"

Hollywood, FL
January 30, 2006

                           GLEN MANOR RESOURCES, INC.
                                 BALANCE SHEETS

                                                       October 31,       October 31,
                                                           2005             2004
                                                      ------------      ------------
                       ASSETS
CURRENT ASSETS
Cash                                                  $     18,694      $     42,582
Accounts Receivable                                            410             1,008
Investment in Oil and Gas Lease                             10,000                --
                                                      ------------      ------------
Total Current Assets                                        29,104            43,590

Machinery and Equipment - net of depreciation of
  $571 and $0, respectively                                 11,429                --
Oil and Gas Leases - net of amortization of
  $6,847 and $2,595, respectively                          133,315            14,905
Loan Receivable                                              1,900                --
                                                      ------------      ------------

TOTAL ASSETS                                          $    175,748      $     58,495
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable  and Accrued Expense                 $     32,573      $      8,500
Note payable - related parties                              35,032                --
                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                   67,605             8,500
                                                      ------------      ------------

LONG TERM LIABLITIES
Advance for Re-entry Project                               122,562                --
                                                      ------------      ------------
TOTAL LONG TERM LIABILITIES                                122,562                --
                                                      ------------      ------------

TOTAL LIABILITIES                                          190,167                --
                                                      ------------      ------------

STOCKHOLDERS' EQUITY/ (DEFICIENCY)
Common stock, $0.001 par value;
  200,000,000 shares authorized;
  28,287,220 and                                        26,187,220
  shares issued and outstanding, respectively               28,287            26,187
Additional paid in capital                                 141,145           141,145
Accumulated deficit                                       (183,851)         (117,337)
                                                      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                    (14,419)           49,995
                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    175,748      $     58,495
                                                      ============      ============

    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS

                                                                           For the Year Ended
                                                                               October 31,
                                                                     ------------------------------
                                                                          2005              2004
                                                                     ------------      ------------
REVENUES                                                             $      6,258      $      5,399
                                                                     ------------      ------------
EXPENSES

Amortization and Depreciation                                               4,823             2,595
Exploration                                                                    --             1,054
Production                                                                  7,696
Management and Consulting  Fees                                            35,500            14,595
Professional fees                                                          21,755            20,565
Rent                                                                        1,750               500
Travel and Entertainment                                                      600                --
Interest Expense                                                               32                --
Other office expense                                                          616                90
                                                                     ------------      ------------

TOTAL OPERATING EXPENSES                                                   72,772            39,399
                                                                     ------------      ------------

NET LOSS                                                             $    (66,514)     $    (34,000)
                                                                     ============      ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                         $      (0.00)     $      (0.00)
                                                                     ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING--BASIC AND DILUTED                                       27,037,083        19,251,220

    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        Common Stock              Additional
                                                 ---------------------------        Paid In       Accumulated
                                                   Shares           Amount          Capital          Deficit          Total
                                                 ----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2003                         15,783,220      $    15,783      $    80,899     $   (83,337)     $    13,345
Issuance of common stock for cash                 6,027,000            6,027           56,673          62,700
Issuance of common stock for services             4,377,000            4,377            3,573              --            7,950
Net Loss                                            (34,000)         (34,000)
                                                 ----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2004                         26,187,220           26,187          141,145        (117,337)          49,995
Issuance of common stock for services             2,000,000            2,000               --           2,000
Issuance of common stock for lease interest         100,000              100               --             100
Net Loss                                            (66,514)         (66,514)
                                                 ----------      -----------      -----------     -----------      -----------
BALANCE OCTOBER 31, 2005                         28,287,220      $    28,287      $   141,145     $  (183,851)     $   (14,419)
                                                 ==========      ===========      ===========     ===========      ===========

    See accompanying notes to the financial statements and accountants report

                           GLEN MANOR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            For the Year Ended
                                                                               October 31,
                                                                         ------------------------
                                                                            2005           2004
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (66,514)     $ (34,000)
     Adjustments to reconcile net loss to net cash provided by
(used in) operating  activities:
Issuance of stock for services                                               2,000          7,950
Amortization and depreciation                                                4,823          2,595
Interest expense                                                                32
Changes in operating assets and liabilities:
        (Increase)/decrease in accounts receivable                             598         (1,008)
        Increase/(decrease) in accounts payable and accrued expenses        24,073          4,345
                                                                         ---------      ---------

NET CASH USED BY OPERATING ACTIVITIES                                      (34,988)       (20,118)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        (Increase) in notes receivable                                      (1,900)            --
        (Increase) in Investment in Oil and Gas Lease                      (10,000)            --
 Purchase of  machinery and equipment                                      (12,000)            --
 Purchase of Re-entry Project                                             (122,562)            --
                                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (146,462)            --
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                 35,000          9,655
Advance for Re-entry Project                                               122,562             --
Principal payment on notes payable - related party                              --         (9,655)
Proceeds from sale of stock                                                     --         62,700
                                                                         ---------      ---------
NET CASH FROM FINANCING ACTIVITIES                                         157,562         62,700
                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH                                            (23,888)        42,582
CASH - Beginning of period                                                  42,582             --
                                                                         ---------      ---------
CASH- End of period                                                      $  18,694      $  42,582
                                                                         =========      =========

CASH PAID FOR TAXES                                                      $      --      $      --
CASH PAID FOR INTEREST                                                   $      --      $      --

SUPPLEMENTAL DISCLOSURES
Noncash investing and financing transactions:
Issuance of commons stock for services                                       2,000          7,950
Issuance of common stock for purchase of oil and gas lease interest            100             --

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

         The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended October 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                         2005          2004
                                                       --------      --------
         Computed "expected" tax expense (benefit)     $(30,000)     $(13,000)
         Benefit of operating loss carryforwards         30,000        13,000
                                                       --------      --------
                                                       $     --      $     --
                                                       ========      ========

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at October 31, 2005 and 2004 are as follows:

         DEFERRED TAX ASSETS:                  2005          2004
                                             --------      --------
         Net operating loss carryforward     $ 71,000      $ 41,000
         Less valuation allowance             (71,000)      (41,000)
                                             --------      --------
         NET DEFERRED TAX ASSETS             $     --      $     --
                                             ========      ========

         The Company has a net operating loss carryforward of approximately $190,000 available to offset future taxable income through 2024.

         The valuation allowance at October 31, 2005 was $71,000. The net change in valuation allowance during the year ended October 31, 2005 was an increase of $30,000.

NOTE 8.  SUBSEQUENT EVENT

         On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capial and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.