Form 10QSB
period 2006-04-30
XTX ENERGY INC
filed 2006-06-12
CIK 1122991

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING APRIL 30, 2006

--------------------------------------------------------------------------------

                                 XTX ENERGY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                      (FORMALLY GLEN MANOR RESOURCES INC.)

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

Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                      Outstanding as of June 1 , 2006
 ------------------------------          -------------------------------
 Common Stock, $0.001 per share                   103,929,220
                                                  ===========

Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

                                 XTX ENERGY INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets
           at April 30, 2006 and October 31, 2005

         Statements of Operations
           for the Three and Six Months Ended April 30, 2006 and 2005

         Statements of Cash Flows
           for the Six Months Ended April 30, 2006 and 2005

         Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Evaluation of Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

PART 1 - ITEM 1 FINANCIAL INFORMATION

                                 XTX ENERGY INC.
                                 BALANCE SHEETS

                                                              April 30, 2006      October 31, 2005
                                                              --------------      ----------------
                                                                (Unaudited)
                           ASSETS
CURRENT ASSETS
Cash                                                             $   6,460           $  18,694
Accounts receivable                                                     --                 410
                                                                 ---------           ---------
TOTAL CURRENT ASSETS                                                 6,460              19,104

OTHER ASSETS:
Deposit on oil and gas lease                                         5,000                  --
Machinery and equipment - net of depreciation of
  $1,429 and $571, respectively                                     10,571              11,429
Oil and gas leases - net of amortization of
  $16,511 and $6,847, respectively                                 128,297             133,315
Investment in Wyoming oil and gas lease                                 --              10,000
Loan Receivable                                                      1,900               1,900
                                                                 ---------           ---------

TOTAL OTHER ASSETS                                                 145,768             156,644

TOTAL ASSETS                                                     $ 152,228           $ 175,748
                                                                 =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses                            $  76,380           $  32,573
Note payable - related parties                                          --              35,032
                                                                 ---------           ---------
TOTAL CURRENT LIABILITIES                                           76,380              67,605
                                                                 ---------           ---------

LONG TERM LIABILITIES
Advance for re-entry project                                       115,614             122,562
                                                                 ---------           ---------
TOTAL LONG TERM LIABILITIES                                        115,614             122,562

                                                                 ---------           ---------
TOTAL LIABILITIES                                                  191,994             190,167
                                                                 ---------           ---------

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Common stock, $0.001 par value;
  200,000,000 shares authorized;
  103,929,220 and 28,287,220 shares
  issued and outstanding, respectively                             103,929              28,287
Additional paid in capital                                         141,145             141,145
Accumulated deficit                                               (284,840)           (183,851)
                                                                 ---------           ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                            (39,766)            (14,419)
                                                                 ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)          $ 152,228           $ 175,748
                                                                 =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three Months Ended            For the Six Months Ended
                                                                 April 30,                            April 30,
                                                   -------------------------------        ------------------------------
                                                       2006               2005                2006              2005
                                                   ------------       ------------        ------------      ------------
REVENUES                                           $      13,179     $       1,044        $      40,905     $       2,309
                                                   -------------     -------------        -------------     -------------
EXPENSES

Amortization  and depreciation                             5,103               408               10,521               816
Production                                                 5,307               542               10,925               542
Management and consulting fees                            66,762             2,600               94,962             8,600
Professional fees                                          6,250             9,490               10,265            13,090
Rent                                                          --             1,000                   --             1,750
Travel and entertainment                                   6,687                --                6,687                --
Other office expense                                         510                --                2,034                80
                                                   -------------     -------------        -------------     -------------
TOTAL OPERATING EXPENSES                                  90,619            14,040              135,394            24,878
                                                   -------------     -------------        -------------     -------------
NET ORDINARY LOSS                                        (77,440)               --              (94,489)          (22,569)
Loss on sale of  oil and gas lease                        (6,500)               --               (6,500)               --
                                                   -------------     -------------        -------------     -------------
NET LOSS                                           $     (83,940)    $     (12,996)       $    (100,989)    $     (22,569)
                                                   =============     =============        =============     =============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED       $       (0.00)    $       (0.00)       $       (0.00)    $       (0.00)
                                                   =============     =============        =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--
   BASIC AND DILUTED                                 103,854,276        24,453,220           65,864,098        24,453,220

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Six Months Ended
                                                                                      April 30,
                                                                           -----------------------------
                                                                              2006                2005
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(100,989)          $ (22,569)
     Adjustments to reconcile net loss to net cash used in
operating  activities:
Amortization                                                                   9,663                 816
Depreciation                                                                     858                  --
Issuance of stock for services                                                30,605                  --
Loss on sale of oil and gas lease                                              6,500                  --
Changes in operating assets and liabilities:
     (Increase)/decrease in accounts receivable                                  410                (828)
     Increase/(decrease) in accounts payable and accrued expenses             43,808              (1,568)
                                                                           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                         (9,145)            (24,149)
                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable                                                                   --              (1,900)
Proceeds received from sale of oil and gas lease                               3,500
Deposit on oil and gas lease                                                  (5,000)
Intangible drilling costs incurred                                            (4,646)                 --
                                                                           ---------           ---------
NET CASH FLOW USED IN INVESTING ACTIVITIES                                    (6,146)             (1,900)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance received for joint venture                                                --             122,562
Repayment of advance received for joint venture                               (6,948)
Proceeds from notes payable - related party                                   10,000                  --
Proceeds from sale of stock                                                        5                  --
                                                                           ---------           ---------
NET CASH FLOW FROM FINANCING ACTIVITIES                                        3,057             122,562
                                                                           ---------           ---------

NET (DECREASE) INCREASE IN CASH                                              (12,234)             96,513
CASH - Beginning of period                                                    18,694              42,582
                                                                           ---------           ---------
CASH- End of period                                                        $   6,460           $ 139,095
                                                                           =========           =========

CASH  PAID FOR TAXES                                                       $      --           $      --
CASH PAID FOR INTEREST                                                     $      --           $      --

SUPPLEMENTAL DISCLOSURES Noncash financing transactions:
Issuance of common stock for accrued expenses and
  principal/interest payment on notes payable - related party              $  75,532           $      --

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

XTX Energy, Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada under the name of Glen Manor Resources Inc. Effective June 1, 2006 the company changed their name to XTX Energy, Inc. from Glen Manor Resources, Inc. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassifications, mergers, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At April 30, 2006, there were 103,929,220 shares outstanding.

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

On October 31, 2005, the Company paid $10,000 for the purchase of 100% of an oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005. This oil and gas lease was sold on April 27, 2006 to an unrelated party for $3,500 incurring a loss on the sale of the oil and gas lease of $6,500.

With the name change the company's trading symbol has changed to XTEG.

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of April 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

CASH AND CASH EQUIVALENTS

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At April 30, 2006, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

3. OIL AND GAS PURCHASES

In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Corpus Christi Texas. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas located in Denver, Colorado, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company paid $17,500 to acquire a 2% working interest in the property and on August 11, 2005 issued 100,00 shares to the seller of the property for an additional value of $100 in the property.

The Company entered into a partnership agreement with a private investor to purchase 25% of a re-entry project known as Republic One in Central Texas. The investment partner paid the Company $122,562 as part of this agreement, which was invested in the project in May, 2005. As part of this agreement, the investor will receive 80% of the 25% working interest revenue from the well and the Company will receive 20% of the 25% working interest revenue until the note is repaid. At that point, the investor will receive 7.5% working interest revenue. To date the Company has received revenue from the well of approximately $41,000. In addition to the amount paid for the Republic One project, the Company issued 1,000,000 shares of stock in June, 2005 to an investor who has been consulting with the Company and assisted the Company in the acquisition of the interest in the reentry project.

On October 31, 2005, the Company paid $10,000 for the purchase of 100% of an oil and gas lease for a well located in Fremont County, Wyoming. The effective date of the purchase is November 1, 2005. This oil and gas lease was sold on April 27, 2006 to an unrelated party for $3,500 incurring a loss on the sale of the oil and gas lease of $6,500.

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

During May and June, 2005, the Company issued 2,000,000 shares of common stock for services with a fair value of $2,000 ($0.001 per share). On August 11, 2005, the Company issued 100,000 shares of common stock for purchase of additional working interest in an oil and gas lease. On November 10, 2005, the Company issued 5,000 shares of common stock to the previous owner of the Wyoming oil and gas lease purchased. On March 10, 2006 10,000 shares were issued to the Company's Chief Accounting Officer for services rendered. During February and April, 2006, 95,000 shares were issued to unrelated parties for services rendered to the Company. See Note 5 for related party transactions.

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

Included in Accrued Expenses, as of April 30, 2006, is $66,667 due to the Company's Chief Executive Officer for accrued salary.

6. SUBSEQUENT EVENT-NAME CHANGE

Glen Manor Resources, Inc. changed their name to XTX Energy, Inc. effective June 1, 2006. With the name change the company's trading symbol has changed to XTEG.

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

RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 2006 Compared to the Three and Six Months Ended April 30, 2005

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $40,905 for the six months ended April 30, 2006 compared to $2,309 for the six months ended April 30, 2005 and $13,179 and $1,044 for the three months ended April 30, 2006 and 2005, respectively. The revenues for 2006 consist of revenues from the 25% interest in the Re-entry project and the 2% interest from the Pantel working lease. The revenues for 2005 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses for the six months ended April 30, 2006 of $135,394 consisted of production expenses relating to oil and gas leases of $10,925, amortization and depreciation of $10,521, management and consulting fees of $94,962, professional fees of $10,265, and other administrative expenses of $2,034. For the six months ended April 30, 2005, operating expenses of $24,878 consisted of amortization of $816, production expenses of $542, management fees of $8,600, professional fees of $13,090, rent of $1,750 and other administrative expenses of $80. Operating expenses were $90,619 and $14,040 for the three months ended April 30, 2005 and 2006, respectively.

NET LOSS

There was a net loss of $100,989 and $22,569 for the six months ended April 30, 2006 and 2005, respectively. The net loss was $83,940 and $12,996 for the three months ended April 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, and loans from related and unrelated parties. The Company's chief executive officer and a director, has agreed to fund operations until the Company receives revenues and/or the chief executive officer has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by the report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them. Further, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the fiscal quarter that has materially affected of is reasonably likely to materially affect, the internal controls over financial reporting.

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

           31.1      Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act.

           31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

           32.1      Certification of Chief Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act.

           32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

        B. Reports of Form 8-K.

           We have not filed any reports on Form 8-K during the quarter ended April 30, 2006.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     XTX ENERGY INC.
                                      (Registrant)

                           By: /S/ JERROLD BURDEN
                           -----------------------------------------------------
                           Jerrold Burden, Director
                           President and Chief Executive Officer
                           Date: June 1, 2006


                           By: /S/ Albert Folsom
                           -----------------------------------------------------
                           Albert Folsom, Director
                           Chief Accounting Officer
                           Date: June 1, 2006

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

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