Form 10QSB
period 2006-07-31
XTX ENERGY INC
filed 2006-09-12
CIK 1122991

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDING JULY 31, 2006

                                   ----------

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

     Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding as of September 5, 2006
------------------------------               -----------------------------------
Common Stock, $0.001 per share                            103,929,220

Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

================================================================================

                                 XTX ENERGY INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets
           at July 31, 2006 and October 31, 2005                             3

         Statements of Operations
           for the Three and Nine months Ended July 31, 2006 and 2005        4

         Statements of Cash Flows
           for the Nine months Ended July 31, 2006 and 2005                  6

         Notes to Condensed Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Conditions and
        Results of Operations                                                9

Item 3. Evaluation of Disclosure Controls and Procedures                    10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities                                               11

Item 3. Defaults upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12
----------

PART 1 - ITEM 1 FINANCIAL INFORMATION

                                 XTX ENERGY INC.
                                 BALANCE SHEETS

                                                                                  July 31, 2006      October 31, 2005
                                                                                  -------------      ----------------
                                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS
Cash                                                                                $  11,316           $  18,694
Accounts receivable                                                                        --                 410
                                                                                    ---------           ---------
TOTAL CURRENT ASSETS                                                                   11,316              19,104

Deposit on oil and gas lease                                                            5,000                  --
Machinery and equipment -
  net of depreciation of $1,429 and $571, respectively                                     --              11,429
Oil and gas leases -
  net of amortization of  $16,511 and $6,847, respectively                             11,339             133,315
Investment in Wyoming oil and gas lease                                                    --              10,000
Loan Receivable                                                                         1,900               1,900
                                                                                    ---------           ---------

TOTAL ASSETS                                                                        $  29,555           $ 175,748
                                                                                    =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $ 128,492           $  32,573
Notes payable - related parties                                                        30,000              35,032
                                                                                    ---------           ---------
TOTAL CURRENT LIABILITIES                                                             158,492              67,605
                                                                                    ---------           ---------

LONG TERM LIABILITIES
Advance for re-entry project                                                               --             122,562
                                                                                    ---------           ---------
TOTAL LONG TERM LIABILITIES                                                                --             122,562

                                                                                    ---------           ---------
TOTAL LIABILITIES                                                                     158,492             190,167
                                                                                    ---------           ---------


STOCKHOLDERS' EQUITY/(DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,929,220
  and 28,287,220 shares issued and outstanding, respectively                          103,929              28,287
Additional paid in capital                                                            141,145             141,145
Accumulated deficit                                                                  (374,011)           (183,851)
                                                                                    ---------           ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                                              (128,937)            (14,419)
                                                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)                             $  29,555           $ 175,748
                                                                                    =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 For the Three Months
                                                                                    Ended July 31,
                                                                          -------------------------------------
                                                                               2006                    2005
                                                                          -------------           -------------
REVENUES                                                                  $       6,569           $       1,165
                                                                          -------------           -------------

EXPENSES

Amortization  and depreciation                                                    5,219                   1,107
Production                                                                          689                     369
Administrative expenses                                                          86,367                  12,586
                                                                          -------------           -------------
TOTAL OPERATING EXPENSES                                                         92,275                  14,062
                                                                          -------------           -------------
NET ORDINARY LOSS                                                               (85,706)                (12,897)
Loss on sale of  oil and gas lease                                               (3,465)                     --
                                                                          -------------           -------------
NET LOSS                                                                  $     (89,171)          $     (12,897)
                                                                          =============           =============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                              $       (0.00)          $       (0.00)
                                                                          =============           =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED            103,929,220              27,853,887

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the Nine Months
                                                                                    Ended July 31,
                                                                          -------------------------------------
                                                                               2006                    2005
                                                                          -------------           -------------
REVENUES                                                                  $      47,474           $       3,474
                                                                          -------------           -------------

EXPENSES

Amortization  and depreciation                                                   15,740                   1,923
Production                                                                       11,613                     912
Administrative expenses                                                         200,316                  36,105
                                                                          -------------           -------------
TOTAL OPERATING EXPENSES                                                        227,669                  38,940
                                                                          -------------           -------------
NET ORDINARY LOSS                                                              (180,195)                (35,466)
Loss on sale of  oil and gas lease                                               (9,965)                     --
                                                                          -------------           -------------
NET LOSS                                                                  $    (190,160)          $     (35,466)
                                                                          =============           =============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED                              $       (0.00)          $       (0.00)
                                                                          =============           =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED            118,690,000              26,742,776

                                 XTX ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Nine months Ended
                                                                                     July 31,
                                                                           -----------------------------
                                                                              2006                2005
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(190,160)          $ (35,466)
     Adjustments to reconcile net loss to net cash used in
operating  activities:
Amortization                                                                  14,454               1,780
Depreciation                                                                   1,286                 143
Issuance of stock for services and notes payable                              75,642                  --
Loss on sale of oil and gas lease                                              9,965                  --
Changes in operating assets and liabilities:
     (Increase)/decrease in accounts receivable                                  410                (433)
     Increase/(decrease) in accounts payable and accrued expenses             89,192                (211)
                                                                           ---------           ---------
                                                                              89,602                (644)
                                                                           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                           (220)            (33,765)
                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable                                                                   --              (1,900)
Intangible drilling costs incurred                                            (5,421)
Proceeds received from sale of oil & gas lease                                10,000
Deposit on oil & gas lease                                                    (5,000)
Purchase of machinery and equipment                                             (932)            (12,000)

Purchase of unproved properties                                             (122,562)
                                                                           ---------           ---------
NET CASH FLOW USED IN INVESTING ACTIVITIES                                    (1,353)           (136,462)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on notes payable -related party                            (35,032)             10,000
Repayment of advance received for joint venture                              (10,773)
Proceeds from notes payable                                                   30,000                  --
Proceeds for stock used for unproved properties                               10,000             122,562
                                                                           ---------           ---------
NET CASH FLOW FROM FINANCING ACTIVITIES                                       (5,805)            132,562
                                                                           ---------           ---------

NET (DECREASE) INCREASE IN CASH                                               (7,378)            (37,665)
CASH - Beginning of period                                                    18,694              42,582
                                                                           ---------           ---------
CASH- End of period                                                        $  11,316           $   4,917
                                                                           =========           =========

CASH  PAID FOR TAXES                                                       $      --           $      --
CASH PAID FOR INTEREST                                                     $      --           $      --

SUPPLEMENTAL DISCLOSURES Noncash financing transactions:
Issuance of common stock for accrued expenses and
  principal/interest payment on notes payable - related party              $      --           $      --

   The accompanying notes are an integral part of these financial statements.

                                 XTX ENERGY INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

XTX Energy, Inc. ("the Company") was incorporated on November 16, 1999 under the laws of the State of Nevada under the name of Glen Manor Resources Inc. Effective June 1, 2006 the company changed their name to XTX Energy, Inc. from Glen Manor Resources, Inc. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassifications, mergers, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At July 31, 2006, there were 103,929,220 shares outstanding.

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of July 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

CASH AND CASH EQUIVALENTS

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At July 31, 2006, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

Included in Accrued Expenses, as of July 31, 2006, is $125,000 due to the Company's Chief Executive Officer for accrued salary.

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

RESULTS OF OPERATIONS

Three and Nine months Ended July 31, 2006 Compared to the Three and Nine months Ended July 31, 2005

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $47,474 for the nine months ended July 31, 2006 compared to $3,474 for the nine months ended July 31, 2005 and $6,569 and $1,165 for the three months ended July 31, 2006 and 2005, respectively. The revenues for 2006 consist of revenues from the 25% interest in the Re-entry project and the 2% interest from the Pantel working lease. The revenues for 2005 consist entirely of royalty income from the 2% interest in the Pantel working lease.

Operating expenses for the nine months ended July 31, 2006 of $227,669 consisted of production expenses relating to oil and gas leases of $11,613, amortization and depreciation of $15,740, and administrative expenses of $200,316. For the nine months ended July 31, 2005, operating expenses of $38,940 consisted of amortization and depreciation of $1,923, production expenses of $912, and administrative expenses of $36,105. Operating expenses were $92,275 and $14,062 for the three months ended July 31, 2006 and 2005, respectively.

NET LOSS

There was a net loss of $190,160 and $35,466 for the nine months ended July 31, 2006 and 2005, respectively. The net loss was $89,171 and $12,897 for the three months ended July 31, 2006 and 2005, respectively.

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

           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

           31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

           32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

           32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


        B. Reports of Form 8-K.

           We have not filed any reports on Form 8-K during the quarter ended July 31, 2006.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     XTX ENERGY INC.
                                      (Registrant)

                          By: /S/ JERROLD BURDEN
                          ------------------------------------------------------
                          Jerrold Burden, Director
                          President and Chief Executive Officer
                          Date: September 11, 2006


                          By: /S/ Albert Folsom
                          ------------------------------------------------------
                          Albert Folsom, Director
                          Chief Accounting Officer
                          Date: September 11, 2006

                                  EXHIBIT INDEX

EXHIBIT No.         DESCRIPTION
-----------         ------------------------------------------------------------
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