Form 10KSB
period 2006-10-31
XTX ENERGY INC
filed 2007-01-23
CIK 1122991

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

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

                                 (303) 495-3684
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:     $ 49,374

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As of October 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of December 11, 2006
------------------------------              ----------------------------------
Common Stock, $0.001 per share                           103,929,220


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV

Transitional Small Business Disclosure Format (check one) Yes[ ] No [X]

================================================================================

PART I

ITEM 1.   Description of Business                                             3

ITEM 2.   Description of Property                                             7

ITEM 3.   Legal Proceedings                                                   7

ITEM 4.   Submission of Matters to Vote of Securities Holders                 8

PART II
--------

ITEM 5.   Market for Common Equity and Related Stockholder Matters            8

ITEM 6.   Management's Discussion and Analysis or Plan of Operations          9

ITEM 7.   Financial Statements                                               11

ITEM 8    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           11

ITEM 8A.  Controls and Procedures                                            12

PART III
----------

ITEM 9     Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act    12

ITEM 10.   Executive Compensation                                            15

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management    16

ITEM 12.   Certain Relationships and Related Transactions                    16

PART IV
---------

ITEM 13.   Exhibits and Reports on Form 8-K                                  17

ITEM 14.   Principal Accountant Fees and Services                            18

            SIGNATURES                                                        19

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

     The Company's offices are located at 4610 So. Ulster Street, Suite 150, Denver, Colorado 80237 (Telephone: 303-495-3684).

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

     The Company's management has changed since its inception. On May 19, 2003, Michael Fisher and John Watson resigned as Directors of the Company, being replaced by Albert Folsom, as President and Director. On November 30, 2003, Albert Folsom resigned as President and appointed J. Dean Burden as President and CEO. Mr. Burden was also appointed as a Director and Treasurer of the Company. Mr. Folsom remained as Director and Secretary-Treasurer of XTX Energy, and was appointed CFO of the Company.

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

1. THE COMPANY HAS LIMITED ASSETS

     The Company currently has no revenue producing assets as of October 31, 2006. The Company is seeking other revenue sources for this oil and gas business.

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

5. TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF THE COMPANY

     The Officers and Directors of the Company devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 percent of the work week for Mr. Folsom and 50% of the work week for Jerrold Burden.

6. THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES SINCE ITS EXCEPTION DEVELOPMENT

     The Company has cumulative net loss for the date of its inception to October 31, 2006 of $463,326. To date, the Company has not been able to offset these losses with any form of substantial cash flow. In the future, unless circumstances change, the Company might find it difficult to attract capital in order to complete its proposed exploration plans and remain as a going concern.

7. GOING CONCERN CONCEPT

     As mentioned under 7 above, the Company might continue to be a going concern if it does not obtain funding to meet its current debt obligations and have funds to carry on in the future. The auditors have indicated this fact in their opinion report filed with the Form 10-KSB as at October 31, 2006 as follows:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The auditors are alerting readers of the financial statements that there is substantial doubt as to whether or not the Company will survive as a going concern if it does not address its immediate cash flow requirements.

8. DIVIDEND POLICY

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

9.  CONFLICT OF INTEREST

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

10. LIMITED OPERATING HISTORY

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

11. COMPETITION

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

12. MARKETS

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

13. REGULATION

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

ITEM 2.  DESCRIPTION OF PROPERTIES

     In September of 2003, the Company acquired a Two Percent (2%) leasehold working interest in a gas well located in Goliad County, Texas, named the Pantel Lease, from Energy Royalty Investments LLC of Denver, Colorado. The working leasehold interest was evaluated by an engineer at Falcon Petroleum and a geologist at Meramec Oil and Gas, two oil and gas engineers, located in Denver, Colorado, who valued the acquisition at $25,000.00 U.S. dollars. This report is dated September 9, 2003. The Company purchased the revenue interest for $17,500. On August 11, 2005 100,000 shares were issued to the original owner of the working interest. These additional shares were recorded as a cost of the lease at par value per share, an additional $100 to the cost of the lease. The property is producing income at the rate of $250.00 to $700.00 per month since acquisition. The wells are currently operated by REH Energy Inc (711 N. Carancahua, Suite 906, Corpus Christi, TX 78475). REH Energy Inc has been working with XTX ENERGY Inc since its inception as the operator for the Company.

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

     As of October 31, 2006 the company has sold it's interest in all of it's above Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at October 31, 2006, the Company had 63 shareholders; one of these shareholders is an officer and director of the Company.

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

     On July 31, 2004, the Company's Chief Executive Officer was issued 4,250,000 shares of common stock for services rendered with a fair value of $4,250 ($0.001 per share) On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the Company to support operations, provide working capital and purchase oil and gas leases. Included in Accrued Expenses, as of October 31, 2006, is due from the Company to the Chief Executive Officer of $187,501 for accrued salary.

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

     As of October 31, 2006 the company has sold it's interest in all of it's above Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

     The Company's revenues to date arised from the 2% working interest and the re-entry project, and its ability to affect its plans for the future will depend on the availability of financing. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising any funds.

                              RESULTS OF OPERATIONS
          Twelve Months Ended October 31, 2006 Compared to the Twelve Months
                             Ended October 31, 2005

GROSS REVENUES AND COSTS OF OPERATIONS

The Company had revenues of $49,374 for the Twelve Months ended October 31, 2006 compared to $6,258 for the Twelve Months ended October 31, 2005. The revenues for 2006 consist of revenue from the 25% in the Re-entry Project and the 2% interest from the Pantel working lease. The revenues for 2005 consist entirely of royalty income from the 2% interest in the Pantel working lease.

     Operating expenses of $286,478 for the Twelve Months ended October 31, 2006 compared to $72,772 for the Twelve Months ended October 31, 2005 was an increase of $213,706. The increase is attributable to limited operating activities during the twelve months of 2005. Operating expense for the Twelve Months ended October 31, 2006 consisted of $11,614 in direct operating expenses related to the Pantel and Re-entry properties, amortization of $25,793, and professional fees and other administrative expenses of $249,071 consisting mainly of officer salary which was accrued.

     As of October 31, 2006 the company has sold it's interest in all of it's above Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

     NET LOSS. The net loss for the Twelve Months ended October 31, 2006 was $279,475 compared to the net loss of $66,514 for the Twelve Months ended October 31, 2005.

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

     As of October 31, 2006 and 2005, the Company had assets of $6,907 and $175,648 and liabilities of $225,159 and $190,167, respectively. Assets in 2006 consist of cash and receivable, and liabilities in 2006 consist of amounts due to shareholder, and payables relating to professional services.

     The Company has incurred certain expenses during the fiscal years ended October 31, 2006 and 2005 as follows:

                                  FOR THE YEAR ENDED          FOR THE YEAR ENDED
  EXPENDITURE                      OCTOBER 31, 2006            OCTOBER 31, 2005
  -----------                     ------------------          ------------------
Accounting and audit                  $25,500                          $18,450
Edgar filings                           1,025                             --
Production  expenses                   11,614                            7,696
Management fees                         --                              10,000
Consulting                              --                              10,000
Officer consulting                    215,011                           23,500
                                     --------                         --------

Total                                $253,150                         $ 69,646
                                     ========                         ========

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
                                     =========

----------
1. The Company is paying $1,500 for its independent accountants to review the Form 10-QSBs for each of the periods ended January 31, April 30 and July 31, 2006 For the Form 10-KSB, the Company projects that it will pay approximately $6,000 for its independent accountants to examine the year-end financial statements and to report thereon.

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

     At present, the directors devote administrative time to the affairs of the Company as required. There are no plans to hire any new employees who will be Actively engaged in the operations of the company. If required, the Company will use the services of consultants to undertaken any activities normally performed by employees.

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

                                                                      TERM AS
     NAME                      AGE        POSITION HELD           DIRECTOR SINCE
     ----                      ---        -------------           --------------

J. Dean Burden                 55         Chief Executive              2003
                                          Officer, President
                                          and Director

Albert Folsom                  63         Chief Financial              2003
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

     ALBERT FOLSOM is serving as an officer and director of XTX ENERGY Inc. in the capacity of Secretary and director since May 2003. In November of 2003, he resigned as President of the Company to allow Mr. Burden to be appointed President.

     From 1989 to the present Mr. Folsom has served as a director of Amtel Communications Inc. of which he was the president until 1999. Amtel is a private company that initially financed "The Last Word", an advertisement display device that Mr. Folsom invented. In June of 1994, Mr. Folsom formed and served as President and Director of Purchase Point Media Corp. a Nevada Corporation that merged with PPMC a Public Minnesota Company and now serves as its President and Director. In 1983 he amalgamated several companies that became Aricana. He served as President and Director of Aricana from 1983 to 1988 while directing Aricana's activities in medical research, development and marketing of medicinal products. While with Aricana he started a publishing company for medicinal products and founded The American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an Electrical Contracting Company. After serving in the US Navy (1956 to 1960) he was a real estate salesman in southern California.

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

     The following table sets forth as at October 31, 2006, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

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

     The following table sets forth compensation paid or accrued by the Company for the last three years ended October 31, 2005:

             SUMMARY COMPENSATION TABLE (2001, 2002, 2003, 2004, 2005 and 2006)

                       LONG TERM COMPENSATION (US DOLLARS)
                       -----------------------------------
                         ANNUAL  COMPENSATION     AWARDS             PAYOUTS
                         --------------------     ------             -------
      (A)                  (B)      (C)        (E)       (F)        (G)      (H)         (I)
                                              OTHER   RESTRICTED
                                              ANNUAL    STOCK      OPTIONS   LTIP      ALL OTHER
NAME AND PRINCIPAL                             COMP.    AWARDS       SAR    PAYOUTS   COMPENSATION
POSITION                 YEAR      SALARY       ($)       ($)        (#)      ($)        ($)
------------------      -------   -------      -----    -------   --------   ------  ----------
Michael Fisher             2001      -0-        -0-        -0-        -0-      -0-       -0-
President, and             2002      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2003      -0-        -0-        -0-        -0-      -0-       -0-
                           2004      -0-        -0-        -0-        -0-      -0-       -0-

Qui Sung Poon              2001      -0-        -0-        -0-        -0-      -0-       -0-
Secretary Treasurer        2002      -0-        -0-        -0-        -0-      -0-       -0-
and Director

John Watson                2001      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2002      -0-        -0-        -0-        -0-      -0-       -0-
                           2003      -0-        -0-        -0-        -0-      -0-       -0-
                           2004      -0-        -0-        -0-        -0-      -0-       -0-

Jerrold Burden             2003      -0-        -0-        -0-        -0-      -0-       -0-
President, CEO and         2004      -0-      $14,595      -0-        -0-      -0-       -0-
Director                   2005      -0-      $23,500      -0-        -0-      -0-       -0-
                           2006      -0-      $215,011     -0-        -0-      -0-       -0-

Albert Folsom              2003      -0-        -0-        -0-        -0-      -0-       -0-
Secretary, CFO and         2004      -0-        -0-        -0-        -0-      -0-       -0-
Director                   2005      -0-        -0-        -0-        -0-      -0-       -0-
                           2006      -0-        -0-        -0-        -0-      -0-       -0-

BONUSES AND DEFERRED COMPENSATION

     There is an accrued salary balance of $187,501 due the Chief Executive Officer for salary due.

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

NAME AND ADDRESS                                         AMOUNT
OF BENEFICIAL                         NATURE OF       OF BENEFICIAL      PERCENT
OWNER                               OWNERSHIP(1)        OWNERSHIP       OF CLASS
------------------                  ------------      -------------    ---------

JERROLD DEAN BURDEN
4610 So. Ulster Street, Suite 150,
Denver, Colorado 80237                 Direct           89,782,000        86.00%


ALBERT FOLSOM
320 - 1100 Melville Street
Vancouver, British Columbia
Canada, V6E 4A6                        Direct              NIL              0.0%

Directors and officers
    as a group                                          89,782,000        86.00%
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

INDEBTEDNESS OF MANAGEMENT

     There is an accrued salary balance of $187,501 due the Chief Executive Officer for salary due who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS

         (a) (1) FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title  of  Document                                                     Page
-------------------                                                     ----

Report of Jewett, Schwartz & Associates                                   20

Balance Sheet as at October 31, 2005 and 2006                             21

Statement of Operations for the periods October 31, 2005 and 2006         22

Statement in Changes in Stockholders' Equity for the periods
October 31, 2005 and 2006                                                 23

Statement of Cash Flows for the periods October 31, 2005 and 2006         24

Notes to the Financial  Statements                                        25

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)      Audit Fees
         ----------

     The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $5,500.

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

(5)      Audit  Committee's  Pre-approval  Policies
         ------------------------------------------

     At the present time, there are not sufficient directors, officers and employees involved with XTX Energy, formally Glen Manor Resources Inc.,to make any pre-approval policies meaningful. Once XTX Energy, formally Glen Manor Resources Inc., has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

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


                                            XTX ENERGY, INC.
                                            (formally Glen Manor Resources Inc.)
                                            (the Registrant)

                                            By: /s/ "Jerrold Burden"
                                                -------------------------------
                                                Jerrold Burden
                                                Chief Executive Officer,
                                                President and Director

Date: December 11, 2006

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

Date: December 11, 2006

                                            By: /s/ "Albert Folsom"
                                                -------------------------------
                                                Albert Folsom
                                                Chief Financial Officer
                                                Secretary Treasurer and Director

Date: December 11, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
XTX Energy Inc., f/k/a Glen Manor Resources, Inc.
Denver, CO, USA

We have audited the accompanying balance sheets of XTX Energy Inc., f/k/a Glen Manor Resources, Inc. (Company) as of October 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XTX Energy Inc., f/k/a Glen Manor Resources, Inc. as of October 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
December 12, 2006

                                XTX ENERGY, INC.
                        (f/k/a Glen Manor Resources Inc.)
                                 BALANCE SHEETS

                                                                                OCTOBER 31,
                                                                                   2006
                                                                                 ---------
                                     ASSETS
CURRENT ASSETS
Cash                                                                              $   4,627
Accounts Receivable                                                                     -0-
                                                                                  ---------
Total Current Assets                                                                  4,627

Machinery and Equipment - net of depreciation of $0 and $571, respectively              -0-
Oil and Gas Leases - net of amortization of  $0 and $6,847, respectively                -0-
Loan Receivable                                                                       2,280
                                                                                  ---------
TOTAL ASSETS                                                                      $   6,907
                                                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                             $ 205,159
Note payable                                                                         20,000
                                                                                  ---------
TOTAL CURRENT LIABILITIES                                                           225,159
                                                                                  ---------
LONG TERM LIABLITIES
Advance for Re-entry Project                                                            -0-
                                                                                  ---------
TOTAL LONG TERM LIABILITIES                                                             -0-
                                                                                  ---------
COMMITMENTS AND CONTINGENCIES                                                           -0-
                                                                                  ---------
TOTAL LIABILITIES                                                                   225,159
                                                                                  ---------

STOCKHOLDERS' EQUITY/ (DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,929,220 and
   28,287,220 shares issued and outstanding, respectively                           103,929
Additional paid in capital                                                          141,145
Accumulated deficit                                                                (463,326)
                                                                                  ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                                            (218,252)
                                                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   6,907
                                                                                  =========

    See accompanying notes to the financial statements and accountants report

                                XTX ENERGY, INC.
                        (f/k/a Glen Manor Resources Inc.)
                            STATEMENTS OF OPERATIONS

                                                      FOR THE YEAR ENDED
                                                          OCTOBER 31,
                                                     2006              2005
                                                -------------     -------------
REVENUES                                        $      49,374     $       6,258


EXPENSES

Amortization and Depreciation                          25,793             4,823

Production Expenses                                    11,614             7,696

Administrative Expenses                               286,478            60,253
                                                -------------     -------------

TOTAL OPERATING EXPENSES                              323,885            72,772
                                                -------------     -------------

NET OPERATING LOSS                              $    (274,511)    $     (66,514)

Income from Asset Disposition                           5,000                --
Loss on Sale of Well                                   (9,965)               --
                                                -------------     -------------
Net Loss                                        $    (279,476)    $     (66,514)
                                                =============     =============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED    $       (0.00)    $       (0.00)
                                                =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING--BASIC AND DILUTED                    103,929,220        27,037,083

    See accompanying notes to the financial statements and accountants report

                                XTX ENERGY, INC.
                        (f/k/a Glen Manor Resources Inc.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                      ADDITIONAL
                                         COMMON STOCK                   PAID IN          ACCUMULATED
                                  SHARES              AMOUNT            CAPITAL            DEFICIT               TOTAL
                                -----------        -----------        -----------        -----------         -----------
BALANCE OCTOBER 31, 2004         26,187,220             26,187            141,145           (117,337)             49,995
Issuance of
  common stock
  for services                    2,000,000              2,000                 --                 --               2,000
Issuance of
  common stock
  for lease interest                100,000                100                 --                 --                 100
Net Loss                                 --                 --                 --            (66,514)            (66,514)
                                -----------        -----------        -----------        -----------         -----------
BALANCE OCTOBER 31, 2005         28,287,220        $    28,287        $   141,145        $  (183,851)        $   (14,419)
Issuance of
  common stock
  for services
  and outstanding
  debt 75,642,000                    75,642                 --                 --             75,642
Net Loss                                 --                 --                 --           (279,475)           (279,475)
                                ===========        ===========        ===========        ===========         ===========
BALANCE OCTOBER 31, 2006        103,929,220        $   103,929        $   141,145        $  (463,326)        $  (218,252)
                                ===========        ===========        ===========        ===========         ===========

    See accompanying notes to the financial statements and accountants report

                                XTX ENERGY, INC.
                      (formally Glen Manor Resources Inc.)
                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEAR ENDED
                                                                               OCTOBER 31,
                                                                           2006          2005
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(279,475)    $ (66,514)
     Adjustments to reconcile net loss to net cash provided by
(used in) operating  activities:
Issuance of stock for services and shareholder debt                        75,642         2,000
Amortization and depreciation                                              22,843         4,823
Loss on sale of oil and gas lease                                           9,965           -0-
Interest expense                                                                0            32
Changes in operating assets and liabilities:
        (Increase)/decrease in accounts receivable                            410           598
        (Increase) in notes receivable                                       (380)       (1,900)
        (Increase) in Investment in Oil and Gas Lease                           0       (10,000)
        Increase/(decrease) in accounts payable and accrued expenses      172,586        24,073
                                                                        ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         1,591       (46,888)
                                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of machinery and equipment                                         (932)      (12,000)
 Intangible drilling costs incurred                                         5,421)          -0-
 Proceeds received from sale of oil & gas lease                            16,500           -0-
 Purchase of Re-entry Project                                                   0      (122,562)
                                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        10,147      (134,562)
                                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                     0        35,000
Advance for Re-entry Project                                                    0       122,562
Principal payment on notes payable - related party                        (15,032)           --
Repayment of advance received for joint venture                           (10,773)
                                                                        ---------     ---------
NET CASH FROM FINANCING ACTIVITIES                                        (25,805)      157,562
                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                                           (14,067)      (23,888)
CASH - Beginning of period                                                 18,694        42,582
                                                                        ---------     ---------
CASH- End of period                                                     $   4,627     $  18,694
                                                                        =========     =========

SUPPLEMENTAL DISCLOSURES
Noncash investing and financing transactions:
Issuance of commons stock for services and shareholder debt                75,642         2,000
Issuance of common stock for purchase of oil and gas lease interest           -0-           100

    See accompanying notes to the financial statements and accountants report

                                XTX ENERGY, INC.
                      (formally Glen Manor Resources Inc.)
                          NOTES TO FINANCIAL STATEMENTS

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

         Glen Manor , Inc. changed their name to XTX Energy, Inc. Effective June 1, 2006. With the name change the company's trading symbol has changed to XTEG.

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

         As of October 31, 2006 the company has sold it's interest in all of it's above Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

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

         On January 31, 2006, the Company's Chief Executive Officer was issued 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532. Total shares outstanding at October 31, 2006, was 103,929,220.

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

         As of October 31, 2006 the company has sold it's interest in all of it's above properties to a related party. The properties were sold for cash considerations.

         The Company's schedule of the value of Oil and gas Lease Purchases are as follows:

                                                     2006         2005
                                                   --------     --------
         Oil and Gas Lease-Description
         Pantel Gas Unit #1                        $    -0-     $ 17,500
                                                   --------     --------
         Republic One Re-entry Project                  -0-      122,562
                                                   --------     --------
         Wyoming Well Purchase                          -0-       10,000
                                                   --------     --------
         Total                                     $    -0-     $150,062
                                                   --------     --------
         Less: Amortization                             -0-       (6,847)
                                                   --------     --------
         Total Oil and Gas Leases                  $    -0-     $143,215
                                                   --------     --------

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

         As of October 31, 2006 the company has sold it's interest the above property to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

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

         As of October 31, 2006 the company has sold it's interest in all of it's above properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

NOTE 7.  PROVISION FOR INCOME TAXES

         There was no income tax expense for the years ended October 31, 2006 and 2005 due to the net losses or the years then ended.

         The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended October 31, 2006 and 2005 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                          2006          2005
                                                       ----------    ---------
         Computed "expected" tax expense (benefit)     $ (111,000)   $ (30,000)
         Benefit of operating loss carryforwards          111,000       30,000
                                                       ----------    ---------
                                                       $       --    $      --
                                                       ==========    =========

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at October 31, 2006 and 2005 are as follows:

         DEFERRED TAX ASSETS:                             2006          2005
                                                       ---------     ---------
         Net operating loss carryforward               $ 182,000     $  71,000
         Less valuation allowance                       (182,000)      (71,000)
                                                       ---------     ---------
         NET DEFERRED TAX ASSETS                       $      --     $      --
                                                       =========     =========

         The Company has a net operating loss carryforward of approximately $460,000 available to offset future taxable income through 2024.

         The valuation allowance at October 31, 2006 was $182,000. The net change in valuation allowance during the year ended October 31, 2006 was an increase of $111,000.