Form 10QSB
period 2007-01-31
XTX ENERGY INC
filed 2007-03-14
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: January 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

XTX ENERGY INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	0-31757	98-0233452
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4610 So. Ulster Street, Suite 150, Denver, Colorado 80237

(Address of Principal Executive Office) (Zip Code)

(303) 488-3333

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 9, 2007
Common Stock, $0.001 per share	103,929,220

———————
Transitional Small Business Disclosure Format (check one):	Yes	X	No

XTX ENERGY INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets at January 31, 2007 and October 31, 2006

Statements of Operations for the Three Months Ended January 31, 2007 and 2006

Statements of Cash Flows for the Three Months Ended January 31, 2007 and 2006

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

XTX ENERGY INC.

BALANCE SHEETS

	January 31, 2007	October 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,387	$$4,627
Accounts Receivable	-0-	-0-

Total Current Assets	1,387	4,627

Loan Receivable	2,280	2,280

TOTAL ASSETS	$3,667	$6,907

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable and Accrued Expense	$205,159	$205,159
Note payable - related parties	18,000	20,000

TOTAL CURRENT LIABILITIES	223,159	225,159

TOTAL LIABILITIES	223,159	225,159

STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,929,220 and 28,287,220 shares issued and outstanding, respectively	103,929	103,929
Additional paid in capital	141,145	141,145
Accumulated deficit	(464,566)	(463,326)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIENCY)	(219,492)	(218,252)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)	$3,667	$6,907

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31,
	2007	2006
REVENUES	$-0-	$27,726

EXPENSES

Amortization and depreciation	-0-	5,418
Production	-0-	5,618
Management and consulting fees	-0-	28,200
Professional fees	-0-	3,165
Rent	-0-	-0-
Other office expense	1,240	1,024

TOTAL OPERATING EXPENSES	1,240	43,425

NET LOSS	$(1,240)	$(15,699)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING— BASIC AND DILUTED	103,929,220	29,112,731

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,240)	$(15,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-0-	4,989
Depreciation	-0-	429
Issuance of stock for services	-0-	30,500
Changes in operating assets and liabilities:
Increase in accounts receivable	-0-	(145)
Increase/(decrease) in accounts payable	-0-	-0-
Increase/(decrease) in accrued expenses	-0-	(18,908)
	-0-	(19,053)

NET CASH USED BY OPERATING ACTIVITIES	(1,240)	1,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible drilling costs incurred	-0-	(3,046)

NET CASH FLOW USED IN INVESTING ACTIVITIES	-0-	(3,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Payments) from/to notes payable – related party	(2,000)	10,000
Proceeds from sale of stock	-0-	5

NET CASH FROM FINANCING ACTIVITIES	(2,000)	10,005

NET (DECREASE) INCREASE IN CASH	(3,240)	8,125

CASH – Beginning of period	4,627	18,694

CASH– End of period	$1,387	$26,819

CASH PAID FOR TAXES	$-0-	$-0-

CASH PAID FOR INTEREST	$-0-	$-0-

SUPPLEMENTAL DISCLOSURES
Noncash financing transactions:
Issuance of common stock for accrued expenses and principal/ interest payment on notes payable – related party	$-0-	$75,532

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Nature of Operations and Basis of Presentation

Business

XTX Energy, Inc. formally Glen Manor Resources Inc. (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassifications, mergers, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At January 31, 2007, there were 103,929,220 shares outstanding.

As of October 31, 2006 the Company sold its last remaining interest in its oil and gas properties to a related party for $16,500. The properties were sold and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended January 31, 2007 the Company did not realize any revenue for the current quarter.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2006 as filed with the SEC.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of January 31, 2007 and the related operating results and cash flows for the interim period presented have been made.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2.  Subsequent Event

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets, the Company will issue 142,000,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The Closing of the Purchase Agreement is subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions and conditions to closing. These conditions include, but are not limited to, the Company’s receipt of private financing in the gross aggregate amount of $400,000, less commissions and expenses, the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary. The Purchase Agreement may be terminated by the Company or the Sellers if it is not completed on or before March 27, 2007.

Upon the closing of the Purchase Agreement, Jerrold Burden, the Company's Chief Executive Officer, President and director and Albert Folsom, the Company's Chief Financial Officer, Secretary and director, each shall resign as officers and director and appoint Seller's designees, Adam Bauman and Leigh Rothschild as directors. The Company also intends to enter into employment agreements with Adam Bauman and Leigh Rothschild following the closing of the Purchase Agreement. The resignations and appointments are subject to the closing of the Purchase Agreement and effectiveness of an Information Statement filed by the Company pursuant to Section 14(f) of the Securities Act of 1934 (the "Information Statement") and SEC Rule 14f-1 for Notice of Change in the Composition of the Board of Directors and shall be deemed effective upon the tenth day following the mailing by the Company to its shareholders of the Information Statement which shall also be filed with the Securities and Exchange Commission.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

The Company had revenue from its two oil and gas lease working interests in the prior year comparable quarter ended, January 31, 2006.  The company has sold its interest in al of its oil and gas Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended January 31, 2007 the company did not realize any revenue for the current quarter.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Summary Overview and Overall Business Strategy

The Company's plan of operation in the prior comparable quarter ended January 31, 2006 was to obtain funding to secure more working interests and oil and gas interests for the Company.

The Company has sold its interest in its last remaining oil and gas properties to a related party for $16,500. The properties were sold and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended January 31, 2007 the company did not realize any revenue for the current quarter.

Results of Operations- Three Months Ended January 31, 2007 Compared to the Three Months Ended January 31, 2006

Gross Revenues and Costs of Operations

The Company’s revenues last year arose from the working interest in two oil and gas projects. The Company had revenues of $27,726 for the three months ended January 31, 2006 compared to $-0-for the three months ended January 31, 2007.

Operating expenses for the three months ended January 31, 2006 of $43,425 consisted of production expenses relating to oil and gas leases of $5,618, amortization and depreciation of $5,418, management and consulting fees of $28,200, professional fees of $3,165, and other administrative expenses of $1,024.  For the three months ended January 31, 2007, operating expenses of $1,240 consisted of other administrative expenses of $1,240.

Net Loss

There was a net loss of $1,240 and $15,699 for the three months ended January 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of Common Stock, and loans from related and unrelated parties. Jerrold Burden, our chief executive officer and a director, has agreed to fund our operations until we receive adequate revenues.

At January  31, 2007, the Company had cash on hand of $1,387 as compared to the prior year ended October 31, 2006 of $4,627.

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets, the Company will issue 142,000,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The Closing of the Purchase Agreement is subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions and conditions to closing. These conditions include, but are not limited to, the Company’s receipt of private financing in the gross aggregate amount of $400,000, less commissions and expenses, the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary. The Purchase Agreement may be terminated by the Company or the Sellers if it is not completed on or before March 27, 2007.

Upon the closing of the Purchase Agreement, Jerrold Burden, the Company's Chief Executive Officer, President and director and Albert Folsom, the Company's Chief Financial Officer, Secretary and director, each shall resign as officers and director and appoint Seller's designees, Adam Bauman and Leigh Rothschild as directors. The Company also intends to enter into employment agreements with Adam Bauman and Leigh Rothschild following the closing of the Purchase Agreement. The resignations and appointments are subject to the closing of the Purchase Agreement and effectiveness of an Information Statement filed by the Company pursuant to Section 14(f) of the Securities Act of 1934 (the "Information Statement") and SEC Rule 14f-1 for Notice of Change in the Composition of the Board of Directors and shall be deemed effective upon the tenth day following the mailing by the Company to its shareholders of the Information Statement which shall also be filed with the Securities and Exchange Commission.

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing the financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenues, allowances, accrued expenses and lease amortization.  We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Item 3.

Controls and Procedures

Evaluation of disclosure controls and procedures.

The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in internal controls.

No changes in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTX ENERGY INC.
(Registrant)

Date: March 9, 2007	By:	/s/ Jerrold Burden
Jerrold Burden
Director, President and Chief Executive Officer

Date: March 9, 2007	By:	/s/ Albert Folsom
Albert Folsom
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.