Form 10QSB
period 2007-04-30
XTX ENERGY INC
filed 2007-06-14
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

XTX ENERGY INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	0-31757	98-0233452
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

c/o David A. Carter P.A.

One Lincoln Place, 1900 Glades Road, Suite 401, Boca Raton, FL 33431

(Address of Principal Executive Office) (Zip Code)

(561) 750-6999

(Issuer’s telephone number, including area code)

4610 So. Ulster Street, Suite 150, Denver, Colorado 80237

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 12, 2007
Common Stock, $0.001 per share	177,000,000

———————

Transitional Small Business Disclosure Format (check one):	Yes	X	No

XTX ENERGY INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets at April 30, 2007 and October 31, 2006

Statements of Operations for the Three Months and Six Months Ended April 30, 2007 and 2006

Statements of Cash Flows for the Six Months Ended April 30, 2007 and 2006

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTX ENERGY INC.

BALANCE SHEETS

	April 30, 2007	October 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$174,951	$$4,627
Accounts Receivable	2,280	-0-
Prepaid Expenses	2,000	-0-

Total Current Assets	179,231	4,627

Property and Equipment	1,521	-0-
Other Assets:
Trademarks and Patents	3,789,768	2,280

TOTAL ASSETS	$3,970,520	$6,907

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$24,953	$205,159
Convertible debt – See Note	300,000	20,000

TOTAL CURRENT LIABILITIES	324,953	225,159

TOTAL LIABILITIES	324,953	225,159

STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Common stock, $0.001 par value; 200,000,000 shares authorized; 177,000,000 and 103,929,220 shares issued and outstanding, in 2007 and 2006 respectively	177,000	103,929
Additional paid in capital	4,107,109	141,145
Accumulated deficit	(638,542)	(463,326)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIENCY)	3,645,567	(218,252)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)	$3,970,520	$6,907

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
Revenues:	$-0-	$13,179	$-0-	$40,905

Expenses:
Amortization and depreciation	26,108	5,103	26,108	10,521
Production		5,307	-0-	10,925
Management and consulting fees	57,837	66,762	57,837	94,962
Professional fees	71,787	7,100	71,787	10,265
Travel and entertainment	4,361	6,687	4,361	6,687
Other office expense	13,883	1,010	15,123	2,034

TOTAL OPERATING EXPENSES	173,976	91,969	175,216	135,394

NET ORDINARY LOSS	(173,976)	(78,790)	(175,216)	(94,489)
Loss on sale of oil and gas lease	-0-	(6,500)	-0-	(6,500)
NET LOSS	$(173,976)	$(85,290)	$(175,216)	$(100,989)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—	141,724,451	47,488,415	122,402,170	65,864,098
BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,216)	$(100,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	26,108	9,663
Depreciation	-0-	858
Issuance of stock for services	-0-	30,605
Loss on sale of oil and gas lease	-0-	6,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	-0-	410
Increase in prepaid expenses	(2,000)
Increase in accounts payable and accrued expenses	24,953	43,808
	49,061	44,218

NET CASH USED BY OPERATING ACTIVITIES	(126,155)	(9,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(1,521)	-0-
Proceeds received from sale of oil and gas lease	-0-	3,500
Deposit on oil and gas lease	-0-	(5,000)
Intangible drilling costs incurred	-0-	(4,646)

NET CASH FLOW USED IN INVESTING ACTIVITIES	(1,521)	(6,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advance received from joint venture	-0-	(6,948)
Proceeds (Payments) from/to notes payable – related party	298,000	10,000
Proceeds from sale of stock	-0-	5

NET CASH FLOW FROM FINANCING ACTIVITIES	298,000	3,057

NET (DECREASE) INCREASE IN CASH	170,324	(12,234)

CASH – Beginning of period	4,627	18,694

CASH– End of period	$174,951	$6,460

SUPPLEMENTAL DISCLOSURES
Noncash financing transactions:
Issuance of common stock for accrued expenses and principal/ interest payment on notes payable – related party	$-0-	$75,532

The accompanying notes are an integral part of these financial statements.

XTX ENERGY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Business

XTX Energy, Inc., formerly Glen Manor Resources Inc. (“the Company”), was incorporated on November 16, 1999 under the laws of the State of Nevada as a mining exploration company.. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At April 30, 2007, there were 177,000,000 shares outstanding.

In 2003, the Company decided to forego mining and focused its attention on the acquisition of income producing oil and gas properties in the United States. The Company changed its name to XTX Energy, Inc. on June 1, 2006 to reflect this change in its business description.

As of October 31, 2006, all remaining assets and income producing properties of the Company were sold to a related party for cash at a loss to the Company. The Company has not realized revenue since the sale of the remaining assets and income producing properties in October 2006. Following the sale of the remaining assets and income producing properties, the directors and majority shareholder determined it to be in the best interests of the Company to abandon its business of acquiring oil and gas properties and pursue an alternative business plan.

In 2007 the Company identified an opportunity to build a live web-based ecommerce video rewards platform and entered into discussions to purchase the assets necessary to implement and develop the platform.

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 142,000,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The closing of the Purchase Agreement was subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions and conditions to closing. These conditions include, but are not limited to, the Company’s receipt of private financing in the gross aggregate amount of $400,000, less commissions and expenses, the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary for Mr. Burden of approximately $187,500.

Upon the closing on March 16, 2007, of the transaction completed by the Purchase Agreement, Jerrold Burden, the Company's Chief Executive Officer, President and director and Albert Folsom, the Company's Chief Financial Officer, Secretary and director, each resigned as officers and director and appointed Seller's designees, Adam Bauman and Leigh Rothschild as directors. The Company also entered into employment agreements with Adam Bauman, Neal Lenarsky and Leigh Rothschild following the closing of the transaction completed by the Purchase Agreement. The resignations and appointments were subject to the closing of the transaction completed by the Purchase Agreement and effectiveness of an Information Statement filed by the Company pursuant to Section 14(c) of the Securities Act of 1934 (the "Information Statement") and SEC Rule 14f-1 for Notice of Change in the Composition of the Board of Directors and shall be deemed effective upon the tenth day following the mailing by the Company to its shareholders of the Information Statement which shall also be filed with the Securities and Exchange Commission.

The assets acquired from the Sellers (the “Assets”) include a pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and the domain names: publoot.com, publoot.biz, publoot.info, publoot.name, publoot.mobi, publoot.net, publoot.org, publoot.tv, publoot.us, publoot.ws, squiglee.name, squiglee.us, squiglee.tv; squiglee.ws; pubmine.com, pubmine.net, pubmine.org, pubmine.biz, pubmine.info, pubmine.us, pubmine.mobi, pubmine.tv, pubmine .ws, pubmine.name, pubminers.com, publute .com, publewt. com, moolapub.com, atomicguppy. com, atomicguppy.biz, atomicguppy.net, atomicguppy. org; atomicguppie. com;

atomicguppy. info, atomicguppy.us, atomicguppy.mobi, atomicguppy.tv, atomicguppy.ws; and atomicguppy.name. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets. The Company intends to use the Assets, including the Leigh-10 pending patent Internet Rewards algorithm, to build and launch an interactive incentive community to address a marketplace of nearly 1.1 billion Internet users worldwide, or 16.6% of the global 6.5 billion population. Within this new web site, members can upload personal videos, audio recordings, multicasts or any other uploadable intellectual property and set their own sale price. Each time a member’s content is purchased for download or multicast viewing, the member receives a royalty.

In addition to pre-recorded content, the Company plans to use Internet video broadcasting technology to create a marketplace for the sale of live event multicasts. When not viewing multicasts, members will be able to relax in private interactive rooms, where they can “add in” their webcam-equipped friends and conduct a personal live videoconference with them, or purchase a movie or other licensed content to view together in a virtual living room setting. Multiple languages support — English, Spanish, French, Italian, Chinese, Japanese, German and many more — will be phased in over time to embrace the global nature of the Internet.

The Company will also benefit from sustainable financial models that will drive multiple sources of revenue, and will monetize pre-recorded and live content by creating super-viral markets with the Leigh-10 pending patent Internet Rewards algorithm. Although the Company does not plan to depend solely on advertising, it does anticipate selling media advertising (banners, flash video ads or 30 second TV spots) and sponsorships within certain areas of its web site.

We anticipate that additional revenue sources will include: sales of User Generated Content (books, recipes, poems, class notes, pre-recorded videos & music, etc.); premium licensed content sales (popular libraries of motion pictures, DVDs, CDs, MP3s, etc.); live multicast event sales, tiered levels of subscription fees (for premium service private shared content interactive rooms) and paid search return fees.

Over the next 12 months, the Company will utilize its Assets, including the Leigh-10 pending patent Internet Rewards algorithm, to build a live web-based E-Commerce video rewards platform to support an interactive incentive community. Within this new web site, members may choose to upload personal videos, audio recordings, multicasts or any other uploadable intellectual property and set their own sale price. When a member’s content is purchased for download or multicast viewing, the member will receive a royalty payment. To accomplish this, the Company will retain software programming resources, complete open source code development, endeavor to acquire key components (off-the-shelf collaborative video, E-Commerce and payment processing engines), launch viral marketing campaigns and establish a web site in an effort to reduce time to market our products. In general, the Company estimates it will release a Beta version of its web site within the first nine months, with a final 1.0 or “first release” version ready within five months thereafter.

Note 2 - Asset Purchase and Valuation of Patents and Trademarks

As described in Note 1 above the Company issued 142,000,000 shares of its restricted common stock (the "Shares") to assets ("Assets") to be to include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions and conditions to closing. These conditions include, the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary for Mr. Burden of approximately $187,500. After the inclusion of the additional shares issued and the cancellation of shares the company added net approximately 73,079,780 shares and cancelled debt totaling approximately $220,000. The assets were valued based on a discounted stock price due to a blockage of stock issued. The company valued the discount of the blockage of shares at approximately 54%. The valuation of assets purchased is distributed as follows:

Assets Acquired:
Technology Patent	2,765,876
Trademarks	500,000
Website Domains	250,000
Employment and Non-Compete	300,000

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of April 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company had revenue from its two oil and gas lease working interests in the prior year comparable quarter ended, April 30, 2006. The company has sold its interest in all of its oil and gas properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended April 30, 2007 the company did not realize any revenue for the current quarter.

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

Summary Overview and Overall Business Strategy

The Company's plan of operation in the quarter ended April 30, 2006 was to obtain funding to secure more working interests and oil and gas interests for the Company. As noted in Note 1 to the Condensed Financial Statements included herein, the Company’s strategy has changed to build a live web-based ecommerce video rewards platform and entered into discussions to purchase the assets necessary to implement and develop the platform.

The Company has sold its interest in its last remaining oil and gas properties to a related party for $16,500. The properties were sold and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended April 30, 2007 the Company did not realize any revenue for the current period.

Results of Operations- Six Months Ended April 30, 2007 Compared to the Six Months Ended April 30, 2006

Gross Revenues and Costs of Operations

The Company’s revenues for the six months ended April 30, 2006 year arose from the working interest in two oil and gas projects. The Company had revenues of $40,905 for the six months ended April 30, 2006 compared to $-0- for the six months ended April 30, 2007.

Operating expenses for the six months ended April 30, 2006 of $135,394 consisted of production expenses relating to oil and gas leases of $10,925, amortization and depreciation of $10,521, management and consulting fees of $94,962, professional fees of $10,265, and other administrative expenses of $8,721. For the six months ended April 30, 2007, operating expenses of $175,216 consisted of management and consulting fees of $57,937, professional fees of $71,787, amortization of patents and trademarks of $26,108 and other administrative expenses of $19,484.

The Company’s revenues for the three months ended April 30, 2006 arose from the working interest in two oil and gas projects. The Company had revenues of $13,179 for the three months ended April 30, 2006 compared to $-0- for the three months ended April 30, 2007.

Operating expenses for the three months ended April 30, 2006 of $91,969 consisted of production expenses relating to oil and gas leases of $5,307, amortization and depreciation of $5,103, management and consulting fees of $66,762, professional fees of $7,100, and other administrative expenses of $7,697. For the six months ended April 30, 2007, operating expenses of $173,976 consisted of management and consulting fees of $57,837, professional fees of $71,787, amortization of patents and trademarks of $26,108 and other administrative expenses of $18,244.

Net Loss

There was a net loss of $175,216 and $100,989 for the six months ended April 30, 2007 and 2006, respectively and a net loss of $173,976 and 85,290 for the three months ended April 30, 2007 and 2006 respectively.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of common stock, and loans from related and unrelated parties.

At April 30, 2007, the Company had cash on hand of $174,951 as compared to the prior year ended October 31, 2006 of $4,627.

The company has issued subscription agreements pursuant to Section 4(2) of the Securities Act of 1933 as amended to equity investors in return for signing notes in the amount of $300,000. The notes accrue interest at 8% per annum and have a maturity date of March, 2008. The notes contain a conversion privilege for shares of the company’s common stock at $1.00 per share and warrants to purchase additional shares at purchase price of $2.00 per share.

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

The Company as of the quarter ended April 30, 2007 does not have any Off-Balance Sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 142,000,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees.

The company has issued subscription agreements pursuant to Section 4(2) of the Securities Act of 1933 as amended to equity investors in return for signing notes in the amount of $300,000. The notes accrue interest at 8% per annum and have a maturity date of March, 2008. The notes contain a conversion privilege for shares of the company’s common stock at $1.00 per share and warrants to purchase additional shares at purchase price of $2.00 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective April 5, 2007, Mark Hanna resigned from the board of directors of the Company.

Item 6. Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-B:

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

XTX ENERGY INC.
(Registrant)

Date: June 13, 2007	By:	/s/ Adam Bauman
Adam Bauman
Director and Chief Executive Officer

Date: June 13, 2007	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.