Form 10QSB
period 2007-07-31
Atomic Guppy Inc
filed 2007-09-12
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ATOMIC GUPPY, INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	0-31757	98-0233452
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

c/o Leigh M. Rothschild, 19333 Collins Avenue, Penthouse #2501

Sunny Isles Beach, Florida 33160

(Address of Principal Executive Office) (Zip Code)

(954) 206-7798

(Issuer’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 10, 2007
Common Stock, $0.001 per share	9,000,000

———————

Transitional Small Business Disclosure Format (check one):	Yes	X	No

ATOMIC GUPPY, INC.

f/k/a XTX ENERGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets at July 31, 2007 and October 31, 2006

Statements of Operations for the Three Months and Nine Months Ended July 31, 2007 and 2006

Statements of Cash Flows for the Nine Months Ended July 31, 2007 and 2006

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

SIGNATURES

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements.

ATOMIC GUPPY, INC.

f/k/a XTX ENERGY, INC

BALANCE SHEETS

	July 31, 2007	October 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$94,126	$$4,627
Accounts Receivable	1,325	-0-
Loan Receivable	2,280	2,280

Total Current Assets	97,731	6,907

Property and Equipment	1,553	-0-
Other Assets:
Trademarks and Patents	3,711,444	-0-

TOTAL ASSETS	$3,810,728	$6,907

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$60,074	$205,159
Convertible debt	392,000	-0-
Notes Payable	-0-	20,000
TOTAL CURRENT LIABILITIES	452,074	225,159

TOTAL LIABILITIES	452,074	225,159

STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Common stock, $0.001 par value; 25,000,000 shares authorized; 8,850,000 and 5,196,461 shares issued and outstanding, in 2007 and 2006 respectively	8,850	5,196
Additional paid in capital	4,275,259	239,878
Accumulated deficit	(925,455)	(463,326)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIENCY)	3,358,654	(218,252)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)	$3,810,728	$6,907

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY, INC.

f/k/a XTX ENERGY, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Revenues:	$-0-	$6,569	$-0-	$47,474

Expenses:
Amortization and depreciation	78,324	5,219	104,432	15,740
Production	-0-	689	-0-	11,613
Management and consulting fees	118,025	86,367	175,862	200,316
Professional fees	32,197	-0-	103,984	-0-
Travel and entertainment	11,250	-0-	16,851	-0-
Other office expense	47,117	-0-	61,000	-0-

TOTAL OPERATING EXPENSES	286,913	92,275	462,129	227,669

NET ORDINARY LOSS	(286,913)	(85,706)	(462,129)	(180,195)
Loss on sale of oil and gas lease	-0-	(3,465)	-0-	(9,965)
NET LOSS	$(286,913)	$(89,171)	$(462,129)	$(190,160)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	(0.04)	(0.02)	(0.05)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING— BASIC AND DILUTED	7,674,145	5,196,461	8,850,000	5,934,500

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY, INC.

f/k/a XTX ENERGY, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,129)	$(190,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	104,432	14,454
Depreciation	-0-	1,286
Issuance of stock for services	-0-	75,642
Loss on sale of oil and gas lease	-0-	3,465
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,325)	410
Increase in Loan Receivable	(2,000)	-0-
Increase in accounts payable and accrued expenses	60,074	98,183
	161,181	193,440

NET CASH USED BY OPERATING ACTIVITIES	(300,948)	3,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(1,553)	(932)
Proceeds received from sale of oil and gas lease	-0-	16,500
Deposit on oil and gas lease	-0-	(5,000)
Intangible drilling costs incurred	-0-	(5,421)

NET CASH FLOW USED IN INVESTING ACTIVITIES	(1,553)	5,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advance received from joint venture	-0-	(10,773)
Proceeds (Payments) from/to convertible notes	392,000	(35,032)
Proceeds from notes payable		30,000

NET CASH FLOW FROM FINANCING ACTIVITIES	392,000	(15,805)

NET (DECREASE) INCREASE IN CASH	89,499	(7,378)

CASH – Beginning of period	4,627	18,694

CASH– End of period	$94,126	$11,316

SUPPLEMENTAL DISCLOSURES
Noncash financing transactions:
Issuance of common stock for accrued expenses and principal/ interest payment on notes payable – related party	$-0-	$75,532

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY, INC.

f/k/a XTX ENERGY, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Business

Atomic Guppy, Inc., formerly known as XTX Energy, Inc. and Glen Manor Resources Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada as a mining exploration company. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At July 31, 2007, there were 8,850,000 shares outstanding.

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

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 142,000,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The closing of the Purchase Agreement was subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement are described below.

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

The assets include a pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and the domain names: publoot.com, publoot.biz, publoot.info, publoot.name, publoot.mobi, publoot.net, publoot.org, publoot.tv, publoot.us, publoot.ws, squiglee.name, squiglee.us, squiglee.tv; squiglee.ws; pubmine.com, pubmine.net, pubmine.org, pubmine.biz, pubmine.info, pubmine.us, pubmine.mobi, pubmine.tv, pubmine .ws, pubmine.name, pubminers.com, publute .com, publewt. com, moolapub.com, atomicguppy. com, atomicguppy.biz, atomicguppy.net, atomicguppy.org; atomicguppie.com; atomicguppy.info, atomicguppy.us, atomicguppy.mobi, atomicguppy.tv, atomicguppy.ws; and atomicguppy.name. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets. The Company intends to use the Assets, including the Leigh-10 pending patent Internet Rewards algorithm, to build and launch an interactive incentive community to address a marketplace of nearly 1.1 billion Internet users worldwide, or 16.6% of the global

6.5 billion population. Within this new web site, members can upload personal videos, audio recordings, multicasts or any other uploadable intellectual property and set their own sale price. Each time a member’s content is purchased for download or multicast viewing, the member receives a royalty.

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

On June 25, 2007, Atomic Guppy, Inc. (the “Company”), formerly XTX Energy, Inc., effected a reverse split (the “Reverse Split”) of its common stock on the basis of one (1) post-Reverse Split share for twenty (20) pre-Reverse Split shares.  As previously reported in the information Statement on Schedule 14C as filed with the SEC on May 29, 2007,  shareholders who were entitled to vote approximately seventy-nine percent (79%) of our issued and outstanding common stock ratified and joined the written consent of out Board of Directors with respect to Reverse Split.  New certificates representing one share of the Company’s common stock post-Reverse Split.  New certificates representing one share of the Company’s common stock post-Reverse Split will be issued by the Company’s transfer agent for the surrender of every certificate representing twenty shares of the Company’s common stock pre-Reverse Split.

After the Reverse Split, also on June 25, 2007, the Company’s authorized capital stock was increased to twenty-five (25) million post-Reverse Split shares and the name of the Company was changed from “XTX Energy, Inc.” to “Atomic Guppy, Inc.” to more closely identify with the Company’s business plan to build and launch a live web based e-commerce video platform to support an interactive incentive community.  The Company’s new ticker symbol on the over-the-counter Bulletin Board is ATGU.OB.

Over the next 12 months, the Company intends to utilize its Assets, including the Leigh-10 pending patent Internet Rewards algorithm, to build a live web-based E-Commerce video rewards platform to support an interactive incentive community. Within this new web site, members may choose to upload personal videos, audio recordings, multicasts or any other uploadable intellectual property and set their own sale price. When a member’s content is purchased for download or multicast viewing, the member will receive a royalty payment. To accomplish this, the Company will retain software programming resources, complete open source code development, endeavor to acquire key components (off-the-shelf collaborative video, E-Commerce and payment processing engines), launch viral marketing campaigns and establish a web site in an effort to reduce time to market our products. In general, the Company estimates it will release a Beta version of its web site within the first nine months, with a final 1.0 or “first release” version ready within five months thereafter.

Note 2 - Asset Purchase and Valuation of Patents and Trademarks

As described in Note 1 above the Company issued 142,000,000 shares of its restricted common stock (the "Shares") to purchase the assets which  include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

Note 3 – Subsequent Events

On August 17, 2007 (the “Signing Date”), Atomic Guppy, Inc. (the “Company”) entered into an Equity Contribution Agreement (“Contribution Agreement”) with Yabbly, LLC (“Yabbly”), a Florida limited liability company, and its parent company, Yabbly Holdings, LLC (“YHI”). Pursuant to the Contribution Agreement, the Company (i) issued toYHI 150,000 shares of its common stock (the “Signing Shares”), (ii) agreed to contribute to Yabbly at closing 976,921 shares of the Company’s common stock (the “Closing Shares”) in exchange for 6.9375% of the membership interests in Yabbly outstanding as of the Signing Date and (iii) issued to YHI warrants (the “Warrants”) to purchase an aggregate of 993,924 shares of the Company’s common stock at an exercise price of $1.72 per share, which Warrants will become exercisable in the event that the Contribution Agreement closes and Land Shark Holdings, LLC, an affiliate of Yabbly and YHI (the “Developer”) develops certain software and provides related services to the Company pursuant to a Development Agreement executed between the Company and the Developer on the Signing Date (the “Development Agreement”). In the event that the Warrants become exercisable and YHI exercises the Warrants, Yabbly is obligated to issue to the Company additional equity in Yabbly in the form of profits interests.

The closing of the Contribution Agreement is conditioned, among other things, on whether the Company and the Developer agree on specifications for the software development and testing project that is the subject of the Development Agreement. In addition, the Company will separately offer up to 130 units, each unit consisting of 10,000 shares of the Company’s common stock and warrants to purchase 5,000 shares of the Company’s common stock in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Private Placement”). Either the Company or Yabbly may terminate the Contribution Agreement prior to closing if the share price of the Company’s common stock sold in the Private Placement is less than $1.75 per share or in the event that the gross proceeds received by the Company in the Private Placement are less than $3,000,000 (prior to deducting commissions and other costs related to the Private Placement). Although the Company’s obligation to issue the Closing Shares and YHI’s ability to exercise the Warrants would terminate if the Contribution Agreement were terminated, YHI would be entitled to retain the Signing Shares.

Upon the closing of the Contribution Agreement, Mr. Adam Bauman will be appointed as a member of the board of directors of Yabbly, and Mr. Michael Egan, the controlling shareholder of YHI, will be appointed chairman of the Company’s Advisory Board. Furthermore, in the event Mr. Egan joins the Company’s Board of Directors within six (6) months following the closing of the Contribution Agreement, the Company will be required to issue to YHI or its designee 732,500 shares of the Company’s common stock.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of July 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company had revenue from its two oil and gas lease working interests in the prior year comparable quarter ended, July 31, 2006. The company has sold its interest in all of its oil and gas properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended July 31, 2007 the company did not realize any revenue for the current quarter.

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described.

Summary Overview and Overall Business Strategy

The Company's plan of operation in the quarter ended July 31, 2006 was to obtain funding to secure more working interests and oil and gas interests for the Company. As noted in Note 1 to the Condensed Financial Statements included herein, the Company’s strategy has changed to build a live web-based ecommerce video rewards platform and entered into discussions to purchase the assets necessary to implement and develop the platform.

The Company has sold its interest in its last remaining oil and gas properties to a related party for $16,500. The properties were sold and a loss was taken on the statement of operations. Due to the sale of the properties prior to the quarter ended July 31, 2007 the Company did not realize any revenue for the current period.

Recent Developments

On August 17, 2007 (the “Signing Date”), Atomic Guppy, Inc. (the “Company”) entered into an Equity Contribution Agreement (“Contribution Agreement”) with Yabbly, LLC (“Yabbly”), a Florida limited liability company, and its parent company, Yabbly Holdings, LLC (“YHI”). Pursuant to the Contribution Agreement, the Company (i) issued toYHI 150,000 shares of its common stock (the “Signing Shares”), (ii) agreed to contribute to Yabbly at closing 976,921 shares of the Company’s common stock (the “Closing Shares”) in exchange for 6.9375% of the membership interests in Yabbly outstanding as of the Signing Date and (iii) issued to YHI warrants (the “Warrants”) to purchase an aggregate of 993,924 shares of the Company’s common stock at an exercise price of $1.72 per share, which Warrants will become exercisable in the event that the Contribution Agreement closes and Land Shark Holdings, LLC, an affiliate of Yabbly and YHI (the “Developer”) develops certain software and provides related services to the Company pursuant to a Development Agreement executed between the Company and the Developer on the Signing Date (the “Development Agreement”). In the event that the Warrants become exercisable and YHI exercises the Warrants, Yabbly is obligated to issue to the Company additional equity in Yabbly in the form of profits interests.

The closing of the Contribution Agreement is conditioned, among other things, on whether the Company and the Developer agree on specifications for the software development and testing project that is the subject of the Development Agreement. In addition, the Company will separately offer up to 130 units, each unit consisting of 10,000 shares of the Company’s common stock and warrants to purchase 5,000 shares of the Company’s common stock in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Private Placement”). Either the Company or Yabbly may terminate the Contribution Agreement prior to closing if the share price of the Company’s common stock sold in the Private Placement is less than $1.75 per share or in the event that the gross proceeds received by the Company in the Private Placement are less than $3,000,000 (prior to deducting commissions and other costs related to the Private Placement). Although the

Company’s obligation to issue the Closing Shares and YHI’s ability to exercise the Warrants would terminate if the Contribution Agreement were terminated, YHI would be entitled to retain the Signing Shares.

Upon the closing of the Contribution Agreement, Mr. Adam Bauman will be appointed as a member of the board of directors of Yabbly, and Mr. Michael Egan, the controlling shareholder of YHI, will be appointed chairman of the Company’s Advisory Board. Furthermore, in the event Mr. Egan joins the Company’s Board of Directors within six (6) months following the closing of the Contribution Agreement, the Company will be required to issue to YHI or its designee 732,500 shares of the Company’s common stock.

Results of Operations- Nine Months Ended July 31, 2007 Compared to the Nine Months Ended July 31, 2006

Gross Revenues and Costs of Operations

The Company’s revenues for the nine months ended July 31, 2006 year arose from the working interest in oil and gas projects. The Company had revenues of $47,474 for the nine months ended July 31, 2006 compared to $0  for the nine months ended July 31, 2007.

Operating expenses for the nine months ended July 31, 2006 of $227,669 consisted of production expenses relating to oil and gas leases of $11,613, amortization and depreciation of $15,740, management fees, consulting fees, professional fees, and other administrative expenses of $200,316. For the nine months ended July 31, 2007, operating expenses of $462,129 consisted of management and consulting fees of $175,862, professional fees of $103,987, amortization of patents and trademarks of $104,432 and other administrative expenses of $77,851.

Net Loss

There was a net loss of $462,129 and $190,160 for the nine months ended July 31, 2007 and 2006, respectively due mainly to the above management and discuss analysis.

Results of Operations- Three Months Ended July 31, 2007 Compared to the Three Months Ended July 31, 2006

Gross Revenues and Costs of Operations

The Company’s revenues for the three months ended July 31, 2006 year arose from the working interest in oil and gas projects. The Company had revenues of $6,569 for the three months ended July 31, 2006 compared to $-0- for the three months ended July 31, 007.

Operating expenses for the three months ended July 31, 2006 of $92,275, amortization and depreciation of $5,219, management fees, consulting fees, professional fees, and other administrative expenses of $86,367. For the three months ended July 31, 2007, operating expenses of $286,913 consisted of management and consulting fees of $118,025, professional fees of $32,917, amortization of patents and trademarks of $78,324 and other expenses of $59,056.

Net Loss

There was a net loss of $286,913 and $89,171 for the three months ended July 31, 2007 and 2006, respectively due mainly to the above management and discuss analysis.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of common stock, and loans from related and unrelated parties.

At July 31, 2007, the Company had cash on hand of $94,126, including accounts held in trust, as compared to the prior year ended October 31, 2006 of $4,627.

The company has issued subscription agreements pursuant to Section 4(2) of the Securities Act of 1933 as amended to equity investors in return for signing notes in the amount of $400,000. The notes accrue interest at 8% per annum and have a maturity dates of March and May, 2008. The notes contain a conversion privilege for shares of the company’s common stock at $1.00 per share and warrants to purchase additional shares at purchase price of $2.00 per share.

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

The Company as of the quarter ended July 31, 2007 does not have any Off-Balance Sheet arrangements.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description
10.1	Equity Contribution Agreement dated August 17, 2007, by and among the Company, Yabbly, LLC and Yabbly Holdings, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMIC GUPPY, INC.
(Registrant)

Date: September 12, 2007	By:	/s/ Adam Bauman
Adam Bauman
Director and Chief Executive Officer

Date: September 12, 2007	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Equity Contribution Agreement dated August 17, 2007, by and among the Company, Yabbly, LLC and Yabbly Holdings, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.