Form 10KSB
period 2007-10-31
Atomic Guppy Inc
filed 2008-02-22
CIK 1122991

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-KSB

———————

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____ to ____

———————

ATOMIC GUPPY INC.

(Name of small business issuer in its charter)

———————

NEVADA	000-31757	98-0233452
(State or Other Jurisdiction of	Commission file number	(I.R.S. Employer
Incorporation or Organization)		Identification No.)

8050 North University Drive, Suite 202 Tamarac, FL 33321

(Address of Principal Executive Office) (Zip Code)

Issuer's telephone number (954) 489-1210

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year:   $ -0- for the fiscal year ended October 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

As of February 18, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $58,170.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 18, 2008
Common Stock, $0.001 per share	9,000,004

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

INDEX

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

1

ITEM 2.     DESCRIPTION OF PROPERTY

7

ITEM 3.     LEGAL PROCEEDINGS

7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

8

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 7.     FINANCIAL STATEMENTS

9

ITEM 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

9

ITEM 8A.  CONTROLS AND PROCEDURES

9

ITEM 8B.  OTHER INFORMATION

9

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF

THE EXCHANGE ACT

10

ITEM 10.   EXECUTIVE COMPENSATION

12

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

12

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

13

PART IV

ITEM 13.   EXHIBITS

14

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

14

SIGNATURES

15

i

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company's actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to the financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this yearly report, the terms the "Company" "Atomic Guppy," "we," "our," and "us" refers to Atomic Guppy, Inc. a Nevada corporation.

All share and per share information contained in this annual report gives effect to the 1 for 20 (1:20) reverse stock split effective split effective June 22, 2007.

ii

PART 1

ITEM 1.

DESCRIPTION OF BUSINESS

The Company was formed in November 1999 as a mining exploration company. The Company's business was previously related to the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive research by the Company, a decision was made to no longer pursue mining interests As of October 31, 2006, all remaining assets and income producing properties of the Company were sold to a related party for cash at a loss to the Company. Following the sale of the remaining assets and income producing properties, the directors and majority shareholder determined it to be in the best interests of the Company to abandon its business of acquiring oil and gas properties and pursue an alternative business plan.

The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At October 31, 2007, there were 9,000,004 shares outstanding.

The company announced a 1 for 20 reverse split of its outstanding common stock shares in which one share of the Company’s Common Stock will be issued in exchange for every 20 shares of holders of record of Common Stock as of the close of June 22, 2007.

The reverse split, name change and stock ticker symbol change became effective at the market open June 25, 2007. New share certificates will be issued by the Company's transfer agent when certificates are physically surrendered, by issuing one new share for every 20 shares surrendered. Fractional shares will not be issued in connection with the reverse split.

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the assets, the Company issued 142,000,000 (pre-split) shares of its restricted common stock to the Sellers and their designees. The assets to be acquired by the Company under the Purchase Agreement included,(a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks and (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The assets further include all proprietary information, documents and records relating to the creation of the assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the assets.

Upon the closing on March 16, 2007, of the transaction completed by the Purchase Agreement, J. Dean Burden, the Company's Chief Executive Officer, President and director and Albert Folsom, the Company's Chief Financial Officer, Secretary and director, each resigned as officers and director and appointed Seller's designees, Adam Bauman and Leigh Rothschild as directors. The Company also entered into employment agreements with Adam Bauman, Neal Lenarsky and Leigh Rothschild following the closing of the transaction completed by the Purchase Agreement.

The company was never able to complete the formulation of the intended business described above. Therefore it was by majority consent that the share holders requested that Mr. J. Dean Burden return to the company as it’s chief executive to re organize the efforts of the current status of the company and bring it back into compliance and recind the agreement previously made with the Rothschild group . Mr. Burden proceeded to that means and as a result the following changes were made effective.

Effective December 21, 2007, the Company entered into an Unwind and Share Exchange Agreement with certain of its stockholders, who were officers and/or directors or affiliates of officers and directors, which included Leigh M. Rothschild, Adam Bauman, Neal Lenarsky and Irrevocable Trust Agreement III Jay Howard Linn Trustee (collectively the “IP Stockholders”). Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement. Under the terms of the Unwind and Share Exchange Agreement, the IP Stockholders returned to the Company the 7,100,000 common shares they had received from the Company in connection with the March 6, 2007 agreement, which stock is being canceled on the books of the transfer agent, and the Company, in turn, returned to the IP Stockholders all of the IP Property. No cash consideration was involved in the transaction, and the parties exchanged mutual releases. The then current officers and directors resigned and Mr. J. Dean Burden was named sole officer and director of the Company.

In addition, on December 21, 2007, the Company entered into a rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (collectively the “YHI Parties”) whereby the parties have rescinded an Equity Contribution Agreement dated August 17, 2007 pursuant to which the parties agreed to exchange certain equity interests. As a result of the rescission agreement, the YHI Parties returned 150,000 shares of common stock of AGI as well as warrants issued to the YHI Parties, and the YHI Parties received back all of its intellectual properties, rescinded any licenses or development agreements between the parties or the defined business between the parties. In addition, certain collateral agreements were also terminated.

In addition to the rescission of shares all debt originally cancelled as part of the asset agreement was also rescinded and is the responsibility of the Company. It is anticipated this debt will be paid in stock at par value.

As a result of the foregoing, the Company is now a "shell company" as that term is defined under Federal securities laws. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company's stockholders because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. J. Dean Burden, the Company's CEO, who may not be considered a professional business analyst. Mr. Burden will be the key person in the search, review and negotiation with potential acquisition or merger candidates. The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of Mr. Burden. In analyzing prospective business opportunities, the Company will consider such matters as:

•

the available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

history of operations, if any; prospects for the future;

•

nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of that management;

•

the potential for further research, development, or exploration;

•

specific risk factors not now foreseeable but which then may be anticipated to impact the Company's proposed activities;

•

the potential for growth or expansion;

•

the potential for profit;

•

the perceived public recognition of acceptance of products, services, or trades;

•

name identification; and

•

other relevant factors.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require the Company to preclude a transaction with a potential candidate which might otherwise be beneficial to its stockholders.

The Company will not restrict its search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as it has successfully consummated such a merger or acquisition.

The Company anticipates that it will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, these expenses will be paid by Mr. Burden with his personal funds as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on the Company's behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the Company's present management and stockholders will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of its securities in the future, if such a market develops, of which there is no assurance.

Employees

As of February 18, 2008, we had one full-time employee, Mr. Burden, our President and Chief Executive Officer.

RISK FACTORS

Before you invest in the Company's securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase the Company's securities. If any of the following risks and uncertainties develop into actual events, the Company's business, financial condition or results of operations could be materially adversely affected and you could loose your entire investment in the Company.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's financial statements appearing elsewhere herein have been prepared assuming the Company will continue as a going concern. Since inception the Company has experienced recurring losses from operations, which losses have caused an accumulated deficit of $4,931,098 as of October 31, 2007. In addition, for the year ended October 31, 2007 the Company reported a net loss of $4,467,772. The Company has a working capital deficit of $646,989 at October 31, 2007 and cash on hand of $355. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY CURRENTLY DOES NOT HAVE AN OPERATING BUSINESS, BUT ALSO DOES NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE.

The Company currently does not have any operating business. It continues to incur operating expenses while it considers alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. The Company has not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, the Company cannot assure you that it will be able to identify any appropriate business opportunities. Even if the Company is able to identify business opportunities that its Board deems appropriate, it cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in the Company's shares.

THE COMPANY MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES.

The Company has not yet identified any appropriate business opportunities, and, due to a variety of factors outside of its control, the Company may not be able to identify or fully capitalize on any such opportunities. These factors include:

•

competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than the Company;

•

in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of the Company's acquired interest, or incompatibility between the Company and management of the company the Company wish to acquire; and

•

the possibility that the Company may lack sufficient capital and/or expertise to develop promising opportunities.

Even if the Company is able to identify business opportunities that its Board deems appropriate, the Company cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if the Company enters into a combination with a business that has operating income, the Company cannot assure you that it will be able to utilize all or even a portion of its existing net operating loss carryover for federal or state tax purposes following such a business combination. If the Company is unable to make use of its existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in the Company's shares.

BECAUSE THE COMPANY'S STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, ITS STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

For so long as the trading price of the Company's common stock is less than $5.00 per share, its common stock is considered a "penny stock," and trading in its common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. Finally, as a penny stock the Company may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

OUR COMMON STOCK COULD BE REMOVED FROM QUOTATION ON THE OTCBB IF WE FAIL TO TIMELY FILE OUR ANNUAL OR QUARTERLY REPORTS. IF OUR COMMON STOCK WAS NO LONGER ELIGIBLE FOR QUOTATION ON THE OTCBB, THE LIQUIDITY OF OUR STOCK MAY BE FURTHER ADVERSELY IMPACTED.

Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the Financial Industry Regulatory Authority (FINRA) in 2005 which is informally known as the "Three Strikes Rule", a FINRA member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer's common stock has been removed from quotation on the OTCBB twice in that two year period. We failed to file this 2007 annual report on a timely basis. If we were to fail to file two additional reports on a timely basis our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. Pink Sheets offers a quotation service to companies that are unable to obtain a quote of their securities on the OTCBB or a listing on an exchange. The requirements for quotation on the Pink Sheets are considerably lower and less regulated than those of the OTCBB or an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have a sole officer and director who makes decisions on all significant corporate matters such as the approval of terms of various loans or financing transactions in which we may engage, the approval of related party transactions, the compensation of our executive officers, and the oversight of the accounting functions.

Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors as we presently do not have any independent directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF THE COMPANY

The companies sole officer J. Dean Burden devotes substantially all of his time in his combined efforts to re establish the company and bring about the effective changes that will help insure the best possible results for the company, This includes, but is not limited to all communication with attorneys, accountants, edgar filing services, transfer agent, and several other necessary professional and lay people involved in this transaction.

MR. BURDEN MAY FACE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED TO OUR BENEFIT.

Mr. Burden has other business interests in addition to our company and consequently there exists the possibility for him to be in a position of conflict. There can be no assurances than any conflicts of interest which may arise will be resolved to our benefit.

LIMITED OPERATING HISTORY

The company had a limited operating history since inception in the original business that the company was involved with. Refer to the previous 10K for additional information on this subject.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 8050 North University Drive, Tamarac, Florida. Other than this office, the Company does not currently maintain any other office facilities. The office is owned by other parties and allows the Company to use the office facilities without rent. For 2006 the Company's use of the space was minimal and deemed immaterial.

ITEM 3.

LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the OTCBB under the symbol ATGU. The stock is very thinly traded and the market could be considered illiquid.

On February 18, 2008, the last sale price of our common stock as reported on the OTCBB was $0.07. As of January 31, 2008, there were approximately 59 record owners of our common stock.

Dividend Policy

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company's business was previously related to the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive research by the Company, a decision was made to no longer pursue mining interests. As of October 31, 2006, all remaining assets and income producing properties of the Company were sold to a related party for cash at a loss to the Company. As described earlier in this annual report we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity.  We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our stockholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our stockholders is not necessary before the transaction is closed. As such, our stockholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our stockholders.

RESULTS OF OPERATIONS

The Company had no revenues in the year ended October 31, 2007 compared to revenues of $49,374 for the Twelve Months ended October 31, 2006. The revenues for 2006 consist of revenue from the 25% in the Re-entry Project and the 2% interest from the Pantel working lease.

Operating expenses of $632,773 for the Twelve Months ended October 31, 2007 compared to $323,885 for the Twelve Months ended October 31, 2006 was an increase of $308,888. The increase is attributable to increase general and administrative expenses during the current year. General and Administrative costs are up mostly due to increase salaries and professional fees related to the time period the company was involved with the yabbly and guppy patents and businesses.

As of October 31, 2006 the company has sold it's interest in all of it's above Properties to a related party. The properties were sold for cash considerations and a loss was taken on the statement of operations.

NET LOSS. The net loss for the Twelve Months ended October 31, 2007 was  $4,467,772. compared to $279,476 for the Twelve Months ended October 31, 2006. The loss was much higher due to the lack of revenues and the impairment of the Guppy patent

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, and loans from unrelated parties. Mr. J. Dean Burden, our chief executive officer and a director, has agreed to fund our operations until we receive revenues and/or Mr. Burden has the financial means to finance such operations.

At October 31, 2007 we had an accumulated deficit of $4,931,098. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

The Company has no contractual obligations for either leased premises or employment agreements and has made no commitments to acquire any asset of any nature. The company retains J. Dean Burden as the only employee to handle all of the companies affairs. Mr. Burdens compensation is noted in the foot notes of this document At present, the directors devote administrative time to the affairs of the Company as required. There are no plans to hire any new employees who will be Actively engaged in the operations of the company. If required, the Company will use the services of consultants to undertaken any activities normally performed by employees.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of October 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our President who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We failed to file this report on Form 10KSB on a timely basis. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Executive Officers

Name	Age	Position Held	Term as Director Since

J. Dean Burden	55	Chief Executive Officer, President and Director	2003

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

JERROLD DEAN BURDEN is serving as an officer and director of the Company in the capacity of President, CEO and Director since December 2007. He previously held those positions from November 2003 until March 2007.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended October 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended October 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended October 31, 2007, except as follows:

•

Mr. Burden failed to file a Form 5 upon his resignation as an officer and director of the Company in June 2007,

•

Mr. Leigh M. Rothchild failed to file a Form 3 upon his appointment as an director of the Company in March 2007, and

•

Mr. Adam Bauman failed to file a Form 3 upon his appointment as an executive officer of the Company in March 2007.

None of these delinquent reports have been filed by the reporting person.

CODE OF ETHICS

The Company has not established a Code of Ethics as of the current date. Due to the many changes in the company within the last year none has been established. However the Company intends to establish a Code of Ethics within the next year.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, our sole director will be responsible for the consideration of director nominees.

Our sole director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

While we would prefer sole director be an audit committee financial expert, he does not have the requisite professional background. As with most small companies until such time our company engages in a business combination with an operating company which will likely result in the addition of new directors, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Director Compensation

We do not have any policies with respect to the compensation of members of our Board of Directors for their services in such role. During fiscal 2007 no member of our received any compensation for their Board services.

ITEM 10.

EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at October 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

J. Dean Burden[1]	2007	0	0	0	0	0	0	0	0
	2006	0	0	215,011	0	0	0	0	215,011

Adam Bauman[2]	2007	0	0	0	0	0	0	0	0

———————

1

Mr. Burden served as our President and CEO until March 2007.

2

Mr. Bauman served as the Company's CEO from March 2007 until December 2007.

How Mr. Bauman's compensation was determined.

On March 16, 2007, the Company entered into an Employment Agreement with Adam Bauman whereby Mr. Bauman agreed to serve as the Company’s Chief Executive Officer for an initial term of two years. The agreement automatically renewed for successive one year periods unless either Mr. Bauman or the Company provides written notice at least 90 days prior to the expiration of the initial or one of the successive terms. Under the agreement, Mr. Bauman was to receive a base salary of $200,000 and was entitled to an annual cash bonus based on certain financial and non-financial performance goals that may be established by mutual agreement of Mr. Bauman and the Board of Directors. Mr. Bauman was eligible to receive and participate in all benefit, bonus, retirement, insurance and long-term incentive programs provided by the Company for its executive personnel. Mr. Bauman received (i) an initial grant of 353,250 stock options, the terms of which were determined by mutual agreement of Mr. Bauman and the Board of Directors. In the event Mr. Bauman is terminated by the Company other than for cause, he was be entitled to unpaid salary and expenses, and compensation equal to one year of salary and benefits payable in installments or as a lump sum.

In December 2007 concurrent with the Unwind and Share Exchange Agreement described earlier in this report, Mr. Bauman's employment agreement was terminated by mutual consent and all options were cancelled.

Mr. Burden will receive a base salary of $20,000 per month effective with the Unwind and Share Exchange Agreement. As of the current date his salary is accrued on the Company’s financial statement and no payments have been made.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 18, 2008 we had 9,000,004 shares of common stock issued and outstanding. The following table sets forth information known to us as of February 19, 2008 relating to the beneficial ownership of shares of our common stock by:

•

each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;

•

each director;

•

each executive officer; and

•

all executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 8050 North University Drive, Suite 202, Tamarac, FL 33321. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

J. Dean Burden	1,042,369	11.58%
All officers and directors as a group (one person)	1,042,369	11.58%

———————

(1)

All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On January 31, 2006, the Company's Chief Executive Officer was issued pre-split 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases. Total amount due by the company to the Chief Executive Officer was $75,532.

Director Independence

Our sole director is not an “independent” director within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

PART IV

ITEM 13.

EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	CERTIFICATE OF AMENDMENT RE; REVERSE SPLIT (3)
10.1	Unwind and Share Exchange Agreement dated December 10, 2007(2)
10.2	Rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *

———————

*

filed herewith

(1)

Incorporated by reference to the registration statement on Form 10-SB as filed on October 12, 2000.

(2)

Incorporated by reference to the Current Report on Form 8-K as filed on January 11, 2008.

(3)

Incorporated by reference to the Current Report on Form 8-K as filed on June 27, 200.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal years ended October 31, 2007 and 2006 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $5,500, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $0.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with XTX Energy, formally Glen Manor Resources Inc., to make any pre-approval policies meaningful. Once XTX Energy, formally Glen Manor Resources Inc., has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)   Audit hours incurred

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company's internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2008

ATOMIC GUPPY, INC.

By:	/s/ J. Dean Burden
J. Dean Burden
Chief Executive Officer, President and sole Director, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

Date: February 22, 2008

By:	/s/ J. Dean Burden
J. Dean Burden
Chief Executive Officer, President and sole Director

FINANCIAL STATEMENTS

Atomic Guppy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Atomic Guppy, Inc.

We have audited the accompanying balance sheet of Atomic Guppy, Inc. as of October 31, 2007 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Guppy, Inc. as of October 31, 2007 and the results of its operations and its cash flows for the years then ended 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

February 11, 2008

Atomic Guppy, Inc.

(f/k/a XTX Energy, Inc.)

October 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$355

Total current assets	355

Total Assets	$355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$247,344
Convertible notes payable	400,000

Total current liabilities	647,344

Commitments and contingencies

Stockholders' deficit:
Common stock, $.0001 par value: 200,000,000 shares authorized 9,000,004 shares issued and outstanding, respectively	9,000
Additional paid-in capital	4,275,109
Accumulated deficit	(4,931,098)
Total stockholders' deficit	(646,989)

Total Liabilities and Stockholders' Deficit	$355

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

(f/k/a XTX Energy, Inc.)

Condensed Statements of Operations

	Year Ended October 31,
	2007	2006
REVENUE	$—	$49,374

Operating Expenses
Amortization and Depreciation	—	25,793
Production Expenses	—	11,614
Administrative Expenses	632,773	286,478

Total operating expenses	632,773	323,885

Operating loss	(632,773)	(274,511)

Other income (expense)
Interest income	119	—
Income form Asset Disposition	—	5,000
Loss on Sale of Well	—	(9,965)
Interest expense	(19,242)	—
Impairment of Intangible Assets	(3,815,876)	—

Total other income (expense)	(3,834,999)	(4,965)

Net loss before income taxes	(4,467,772)	(279,476)

Income taxes (expenses) benefits	—	—

NET LOSS	$(4,467,772)	$(279,476)

Net loss per common share	(0.06)	(0.05)

Weighted Average Shares Outstanding	75,000,220	5,196,961

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

(f/k/a XTX Energy Inc.)

Statement of Stockholders' Deficit

	Common Stock		Additional Paid - In Capital	Accumulated (Deficit)	Total
	Shares	Amount

Balance at October 31, 2005	28,287,220	$28,287	$141,145	$(183,851)	$(14,419)

Issuance of common stock for services and outstanding debt	75,642,000	75,642	—	—	75,642
Loss for the year ended October 31, 2006	—	—	—	(279,475)	(279,475)

Balance at October 31, 2006	103,929,220	$103,929	$141,145	$(463,326)	$(218,252)

Issuance of common shares for asset purchase	73,070,784	73,071	3,965,964	—	4,039,035
Reverse stock split-1 for 20	(168,000,000)	(168,000)	168,000	—	—
Loss for the year ended October 31, 2007	—	—	—	(4,467,772)	(4,467,772)

Balance at October 31, 2007	9,000,004	$9,000	$4,275,109	$(4,931,098)	$(646,989)

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

(f/k/a XTX Energy, Inc.)

 Statements of Cash Flows

	For the Year Ended October 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(4,467,772)	$(279,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible asset	3,815,876	—
Depreciation and amortization	—	22,843
Common stock issued in exchange for services and shareholder debt	—	75,642
Loss on sale of oil and gas lease	—	9,965
Changes in operating Assets and Liabilities:
Accounts receivable	2,280	410
Other current assets	—	(380)
Accounts payable and accrued expenses	265,344	172,586
Net cash used by operating activities	(384,272)	1,591

Cash Flows from Investing Activities:
Purchases of machinery and equipment	—	(932)
Intangible drilling costs incurred	—	(5,421)
Proceeds received from sale of oil and gas lease	—	16,500
Net cash provided by investing activities	—	10,147

Cash Flows from Financing Activities
Proceeds from convertible notes	400,000	—
Payment of notes payable	(20,000)	—
Principal payment on notes payable-related party	—	(15,032)
Repayment of advance received for joint venture	—	(10,773)
Net cash provided by financing activities	380,000	(25,805)
Net increase (decrease) in cash and cash equivalents	(4,272)	(14,067)

Cash and cash equivalents, beginning of the period	4,627	18,694
Cash and cash equivalents, end of the period	$355	$4,627
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental cash flow information
Non cash investing and financing activities
Issuance of common stock for services and shareholder debt	$—	$75,642

See the accompanying notes to the financial statements

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Atomic Guppy, Inc., formerly known as XTX Energy, Inc. and Glen Manor Resources Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada as a mining exploration company.

The Company initially acquired and carried working interest in a oil producing property in Texas and was exploring the acquisition of additional properties there and in other areas.

After extensive research by the Company, a decision was made to no longer pursue mining interests. Upon that decision, As of October 31, 2006, all remaining assets and income producing properties of the Company were sold to a related party for cash at a loss to the Company.

The Company has not realized revenue since the sale of the remaining assets and income producing properties in October 2006. Following the sale of the remaining assets and income producing properties, the directors and majority shareholder determined it to be in the best interests of the Company to abandon its business of acquiring oil and gas properties and pursue an alternative business plan.

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 7,100,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees.

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

Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement.

Effective December 21, 2007, Atomic Guppy, Inc. (the “Company” or “AGI”) entered into an Unwind and Share Exchange Agreement with certain of its stockholders, who were officers and/or directors or affiliates of officers and directors, which included Leigh M. Rothschild, Adam Bauman, Neal Lenarsky and Irrevocable Trust Agreement III Jay Howard Linn Trustee (collectively the “IP Stockholders”). Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement.

In addition, on December 21, 2007, the Company entered into a rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (collectively the “YHI Parties”) whereby the parties have rescinded an Equity Contribution Agreement dated August 17, 2007 pursuant to which the parties agreed to exchange certain equity interests. As a result of the rescission agreement, the YHI Parties returned 150,000 shares of common stock of AGI as well as warrants issued to the YHI Parties, and the YHI Parties received back all of its intellectual properties, rescinded any licenses or development agreements between the parties or the defined business between the parties. In addition, certain collateral agreements were also terminated.

As a result of the rescission agreement described herein, the Company now becomes a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

As a shell corporation, the Company intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Scientific Resources, Inc, and its subsidiaries (collectively, “the Company”). All significant inter-company transactions have been eliminated.

USE OF ESTIMATE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

ACCOUNTS RECEIVABLE

The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and returns and such losses have been within management’s expectations.

FIXED ASSETS

Fixed assets are stated at cost and depreciated using the straight-line method, over the 3-year estimated useful lives of the assets.

INTANGIBLE AND LONG-LIVED ASSETS

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes. . Statutory taxes not based on income are included in general and administrative expenses.

BASIC AND DILUTED NET LOSS PER SHARE

The Company computed basic and diluted loss per share amounts for October 31, 2007 and 2006 pursuant to the SFAS No. 128, “Earnings per Share.” The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

RECLASSIFICATION

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has recently issued several new accounting pronouncements which may apply to the company.

In December 2004, the “FASB” issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us for fiscal year 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has evaluated the impact of this statement on the Company and determined that the adoption of FIN 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108, which became effective for fiscal year 2007 for the Company, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management has evaluated the impact of adopting SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or September 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

NOTE 2 GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,931,098 through the year ended October 31, 2007. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 ASSET PURCHASE AGREEMENTS

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 7,100,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The closing of the Purchase Agreement was subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names owned by Adam Bauman,

Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 ASSET PURCHASE AGREEMENTS (CONTINUED)

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions and conditions to closing. These conditions include the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary for Mr. Burden of approximately $187,500. After the inclusion of the additional shares issued and the cancellation of shares the company added net approximately 73,079,780 pre-Reverse Split shares and cancelled debt totaling approximately $220,000. The assets were valued based on a discounted stock price due to a blockage of stock issued. The company valued the discount of the blockage of shares at approximately 54%.

The valuation of assets purchased is distributed as follows:

Assets Acquired:
Technology Patent	$2,765,876
Trademarks	500,000
Website Domains	250,000
Employment and Non-Compete	300,000
Total Assets Acquired	$3,815,876

The Company has elected to impair the total value of the purchased assets and related patents. Total impairment amount was $3,815,876.

NOTE 4 DISPUTE OF CERTAIN LIABILITIES

The Company has decided in the future to dispute certain liabilities prior to the rescission agreement. As of the filing date the company has not determined which liabilities to dispute. However all liabilities in dispute are unsecured and do not contain agreements, agreed to by the Company.

NOTE 5 CONVERTIBLE NOTES

The Company issued convertible notes amounting to $400,000 during March 2007. The convertible notes bear interest at 8% per annum. The convertible notes are unsecured and mature in March 2008. The convertible notes are convertible at the rate of $2.00 per share.

Interest expense associated with the convertible notes totaled $19,242 as of October 31, 2007.

NOTE 6 COMMON STOCK

During July, 2004, the Company sold 6,027,000 pre-Reverse Split shares of common stock at prices ranging from $0.01 to $0.10 per share to accredited investors generating proceeds of $62,700. The Company also issued 4,377,000 pre-Reverse Split shares of common stock for services with a fair value of $7,950 ($0.002 per share.)

During May and June, 2005 the Company issued 2,000,000 pre-Reverse Split shares of common stock for services with a fair value of $2,000 ($0.001 per share). On August 11, 2005, the Company issued 100,000 pre-Reverse Split share of common stock for purchase of additional working interest in an oil and gas lease.

On January 31, 2006, the Company’s Chief Executive Officer was issued 75,532,000 pre-Reverse Split shares of common stock for advances and costs due to the Company to support operations, provide working capital and purchase oil and gas leases. The total amount due by the company to the Chief Executive officer was $75,532.

On March 6, 2006, the Company issued 7,100,000 shares of its restricted common stock (the "Shares") to purchase the assets which include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the assets

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 COMMON STOCK (CONTINUED)

On June 22, 2007, the Company announced a 1 for 20 reverse split of its outstanding common stock shares in which one share of the Company’s Common Stock will be issued in exchange for every 20 shares of holders of record of Common Stock.

The reverse split became effective at the market open June 25, 2007. New share certificates will be issued by the Company's transfer agent when certificates are physically surrendered, by issuing one new share for every 20 shares surrendered. Fractional shares will not be issued in connection with the reverse split.

NOTE 7 INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2007, the Company had a net operating loss carryforward of approximately $4,900,000 available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 consists of the following:

	2007	2006
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(4,931,098)	(463,326)
State	—
Tax (benefit) from the decrease in valuation allowance	4,931,098	463,326
Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes Other Valuation allowance	5.5% — % (40.5)%
Effective tax rate	(0.0)%

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007
Net operating loss-carryforwards
expiring between 2019-2027	$4,931,098
Depreciation and amortization	—
Other	—
Deferred income tax asset	—
$4,931,098

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:
Current	$—
Non-current	1,997,095
Less: valuation allowance	(1,997,095)
Net deferred income tax asset	$—

NOTE 9 SUBSEQUENT EVENTS

On December 6, 2007, Mr. J. Dean Burden, who had previously served as a director and principal executive officer of the Company was appointed president of the Company for purposes of consummating the unwind and share exchange agreement. Mr. Burden will receive a base salary of $20,000 per month effective with the Unwind and Share Exchange Agreement. As of the current date, his salary is recorded as deferred compensation.

Effective December 21, 2007, Atomic Guppy, Inc. (the “Company” or “AGI”) entered into an Unwind and Share Exchange Agreement with certain of its stockholders, who were officers and/or directors or affiliates of officers and directors, which included Leigh M. Rothschild, Adam Bauman, Neal Lenarsky and Irrevocable Trust Agreement III Jay Howard Linn Trustee (collectively the “IP Stockholders”). Previously, on March 6, 2007, AGI and the IP Stockholders consummated a transaction whereby the IP Stockholders transferred all of their rights in certain intellectual property, including trademarks, patents and patents pending and domain names relating to an algorithm for the monetization of digital content and related names and url addresses, (the “IP Property”). Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement. Under the terms of the Unwind and Share Exchange Agreement, the IP Stockholders returned to the Company the 7,100,000 common shares they had received from the Company in connection with the March 6, 2007 agreement, and the Company, in turn, returned to the IP Stockholders all of the IP Property. No cash consideration was involved in the transaction, and the parties exchanged mutual releases. As a result of the transaction, the Company is now a so-called shell corporation and will seek potential acquisitions or product acquisitions. In addition to the return of the common shares to the Company, Messrs. Linn, Rothschild, Bauman and Lenarsky, as well as Brad Hacker, resigned as officers and/or directors of AGI.

In addition, on December 21, 2007, the Company entered into a rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (collectively the “YHI Parties”) whereby the parties have rescinded an Equity Contribution Agreement dated August 17, 2007 pursuant to which the parties agreed to exchange certain equity interests. As a result of the rescission agreement, the YHI Parties returned 150,000 shares of common stock of AGI as well as warrants issued to the YHI Parties, and the YHI Parties received back all of its intellectual properties, rescinded any licenses or development agreements between the parties or the defined business between the parties. In addition, certain collateral agreements were also terminated.