Form 10QSB
period 2008-01-31
Atomic Guppy Inc
filed 2008-03-13
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ATOMIC GUPPY INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	0-31757	98-0233452
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

8050 North University Drive, Suite 202, Tamarac, FL 33321

(Address of Principal Executive Office) (Zip Code)

(954) 489-1210

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes       ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☒  Yes       ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 12, 2008
Common Stock, $0.001 per share	9,000,004
———————

Transitional Small Business Disclosure Format (check one):      ☐  Yes      ☒  No

ATOMIC GUPPY INC.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ATOMIC GUPPY INC.

BALANCE SHEETS

	January 31, 2008	October 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$355	$355

Total current assets	355	355

Total Assets	$355	$355

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$335,344	$247,344
Convertible notes payable	400,000	400,000

Total current liabilities	735,344	647,344

Commitment and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 9,000,004 shares issued and outstanding,	9,000	9,000
Additional paid-in capital	4,275,109	4,275,109
Accumulated deficit	(5,019,098)	(931,098)

Total stockholders’ deficit	(734,989)	(646,989)

Total Liabilities and Stockholders’ Deficit	$355	$355

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31,
	2008	2007
REVENUES	$—	$—

Operating Expenses
Management and consulting fees	60,000	-0-
Professional fees	15,000	-0-
Other office expense	5,000	1,240
Total Operating expenses	80,000	1,240
Operating loss	(80,000)	(1,240)
Other expense
Interest expense	(8,000)	—
Total other expense	(8,000)	—
Net loss before income taxes	(88,000)	(1,240)
Income taxes (expenses) benefits	—	—

NET LOSS	$(88,000)	$(1,240)

Net loss per common share	(0.01)	(0.0)
Weighted Average Shares Outstanding	9,000,004	1,455,637

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(88,000)	$(1,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating Assets and Liabilities:
Accounts payable and accrued expenses	88,000	—
Net cash used in operating activities	—	(1,240)

Cash Flows from Financing Activities
Principal payment on notes payable-related party	—	(2,000)
Net cash used in financing activities	—	(2,000)

Net decrease in cash and cash equivalents	—	(3,240)

Cash and cash equivalents beginning of the period	355	4,627

Cash and cash equivalents, end of the period	$355	$1,387

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.

Nature of Operations and Basis of Presentation

Business

Atomic Guppy, Inc. formally known as XTX Energy, Inc, and Glen Manor Resources, Inc. (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At January 31, 2008, there were 9,000,004 shares outstanding.

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the Assets, the Company will issue 7,100,000 shares of its restricted common stock (the "Shares") to the Sellers and their designees. The Closing of the Purchase Agreement is subject to certain conditions, which are described below. The assets ("Assets") to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of January 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

Results of Operations- Three Months Ended January 31, 2008 Compared to the Three Months Ended January 31, 2007

Gross Revenues and Costs of Operations

The Company has no revenues in the current and prior year.

For the three months ended January 31, 2008 and 2007, the Company had operating expenses of $88,000 and $1,240 respectively. The current year expenses is made up mostly of $60,000 for the accrual of the CEO’s salary.

Net Loss

There was a net loss of $88,000 and $1,240 for the three months ended January 31, 2008 and 2007, respectively.

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

At January 31, 2008 we had an accumulated deficit of $5,019,098. The report from our independent registered public accounting firm on our audited financial statements at January 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Our Chief Executive Officer, who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. We are a shell company with only one employee. As a result, there is an inherent weakness in our internal controls which Will continue until such time as we expand our employee base and maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles which is commensurate with our financial reporting requirements.

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

ATOMIC GUPPY INC.
(Registrant)

Date: March 12, 2008	By:	/s/ JERROLD BURDEN
Jerrold Burden
Principal Executive Officer and Principal Accounting Officer