Form 10-Q
period 2008-04-30
Atomic Guppy Inc
filed 2008-06-16
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2008
or

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

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 16, 2008
Common Stock, $0.001 per share	1,781,879

———————
Transitional Small Business Disclosure Format (check one):	Yes	X	No

ATOMIC GUPPY INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets at April 30, 2008 (Unaudited) and October 31, 2007 (Audited)

Statements of Operations for the Three and Six Months Ended April 30, 2008 and 2007 (Unaudited)

Statements of Cash Flows for the Six Months Ended April 30, 2008 and 2007 (Unaudited)

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

SIGNATURES

PART I – FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended October 31, 2007 (audited) and the quarter ended April 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Atomic Guppy, Inc.

Balance Sheets

	April 30, 2008	October 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,470	$355

Total current assets	4,470	355

Total Assets	$4,470	$355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$385,190	$247,344
Note payable-related party	20,000	—
Convertible notes payable	400,000	400,000
Total current liabilities	805,190	647,344

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value: 200,000,000 shares authorized 1,781,879 and 9,000,004 shares issued and outstanding at April 30, 2008 and October 31, 2007, respectively	1,781	9,000
Additional paid-in capital	4,282,328	4,275,109
Accumulated deficit	(5,084,829)	(4,931,098)
Total stockholders' deficit	(800,720)	(646,989)

Total Liabilities and Stockholders' Deficit	$4,470	$355

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007

REVENUE	$—	$—	$—	$—

Operating Expenses
Management and consulting fees	57,650	57,837	117,650	57,837
Professional fees	1,670	71,787	16,670	71,787
Office expense	580	44,352	5,580	45,592

Total operating expenses	59,900	173,976	139,900	175,216

Operating loss	(59,900)	(173,976)	(139,900)	(175,216)

Other expense
Interest expense	(5,831)	—	(13,831)	—

Total other expense	(5,831)	—	(13,831)	—

NET LOSS	$(65,731)	$(173,976)	$(153,731)	$(175,216)

Net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding	4,377,160	7,086,228	6,726,893	6,120,109

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(153,731)	$(175,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	26,108
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	137,846	(2,000)
Prepaid expenses	—	24,953
Net cash used in operating activities	(15,885)	(126,155)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,521)
Net cash used in investing activities	—	(1,521)

Cash Flows from Financing Activities
Proceeds from notes payable-related party	20,000	298,000

Net cash provided by financing activities	20,000	298,000

Net increase in cash and cash equivalents	4,115	170,324
Cash and cash equivalents, beginning of the period	355	4,627
Cash and cash equivalents, end of the period	$4,470	$174,951

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

See the accompanying notes to the financial statements

ATOMIC GUPPY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

Atomic Guppy, Inc. formally known as XTX Energy, Inc, (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At April 30, 2008, there were 1,781,879 shares outstanding.

On March 6, 2007, the Company entered into an asset purchase with various parties. In consideration of the acquisition of the assets, the Company was to issue 7,100,000 shares of its restricted common stock. The Closing of the purchase agreement was subject to certain conditions, which included the Company’s receipt of private financing in the gross aggregate amount of $400,000, less commissions and expenses, the cancellation of certain shares of outstanding common stock of the Company and waiver of accrued salary.

The Company issued unsecured convertible one year notes amounting to $400,000 during March 2007 with an interest rate of 8%.  The convertible notes were convertible at the rate of $2.00 per share.

The Company reached an agreement with the note holders holding $250,000 of the debt that effective March 2008, to extend the maturity date to September 2008 and adjust the interest rate to zero. The maturity date of the remaining $150,000 was also extended to September 2008. However, the interest rate on that debt is reduced to 4%.The notes are convertible to stock at the current trading price.

The Company was never able to complete the formulation of the intended business described above. Therefore it was by majority consent that the share holders requested that Mr. J. Dean Burden return to the company as its chief executive to re organize the efforts of the current status of the Company and bring it back into compliance and recind the agreement previously made with the Rothschild group. Mr. Burden proceeded to that means and as a result the following changes were made effective.

Effective December 21, 2007, the Company entered into an Unwind and Share Exchange Agreement with certain of its stockholders. Subsequent efforts to fund and develop the assets from the asset purchase agreement were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement. Under the terms of the Unwind and Share Exchange Agreement, the parties to the asset purchase agreement returned to the Company the 7,218,125 common shares they had received from the Company in connection with the March 6, 2007 agreement for the return of the purchased assets. No cash consideration was involved in the transaction, and the parties exchanged mutual releases. The then current officers and directors resigned and Mr. J. Dean Burden was named sole officer and director of the Company. The shares were returned to the transfer agent and cancelled effective March 4, 2008.

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

Mr. Burden will receive a base salary of $20,000 per month effective with the Unwind and Share Exchange Agreement. As of the current date his salary is accrued on the Company’s financial statement and no payments have been made. The Company can elect to convert the accrued salary at the current stock price.

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

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

REVENUE RECOGNITION

The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of income.

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2008 and 2007 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - CONVERTIBLE NOTES

The Company issued convertible notes amounting to $400,000 during March 2007.  The convertible notes bear interest at 8% per annum. The convertible notes are unsecured and were due to mature in March 2008.  The convertible notes are convertible at the rate of $2.00 per share or the current bid price whichever is less.

Effective March 2008, the Company reached an agreement with the note holders holding $250,000 of the debt to extend the maturity date to September 2008 and adjust the interest rate to zero. The maturity date of the remaining $150,000 was also extended to September 2008; however, the interest rate on that debt was reduced from 8% to 4% per annum.

Interest expense year to date associated with the convertible notes totaled $13,831 as of April 30, 2008.

NOTE 5 – NOTES PAYABLE RELATED PARTY

During the current quarter ended April 30, 2008, Mr. Burden the sole officer and director of the Company loaned the Company $20,000 for working capital. The loan is due on demand by Mr. Burden and has no interest rate.

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

Results of Operations- Six Months Ended April 30, 2008 Compared to the Six Months Ended April 30, 2007

Gross Revenues and Costs of Operations

The Company has no revenues in the current and prior year.

For the six months ended April 30, 2008 and 2007, the Company had operating expenses of $139,900 and $175,216 respectively. The current year expenses are made up mostly of $120,000 for the accrual of the CEO’s salary. Prior year expenses were a result of expenses related to operations as a result of the asset purchase agreement previously noted.

Net Loss

There was a net loss for the six months of $153,731 and $175,216 for the three months ended April 30, 2008 and 2007, respectively.

Results of Operations- Three Months Ended April 30, 2008 Compared to the Three Months Ended April 30, 2007

Gross Revenues and Costs of Operations

The Company has no revenues in the current and prior year.

For the three months ended April 30, 2008 and 2007, the Company had operating expenses of $65,731 and $173,976 respectively. The current year expenses are made up mostly of $60,000 for the accrual of the CEO’s salary less expenses adjusted for in the current quarter. Prior year expenses were a result of expenses related to operations as a result of the asset purchase agreement previously noted.

Net Loss

There was a net loss of $65,731 and $173,976 for the three months ended April 30, 2008 and 2007, respectively.

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

At April 30, 2008 we had an accumulated deficit of $5,084,829. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

The Company has no contractual obligations for either leased premises or employment agreements and has made no commitments to acquire any asset of any nature. The company retains J. Dean Burden as the only employee to handle all of the companies’ affairs. Mr. Burden’s compensation is noted in the foot notes of this document At present, the directors devote administrative time to the affairs of the Company as required. There are no plans to hire any new employees who will be actively engaged in the operations of the company. If required, the Company will use the services of consultants to undertaken any activities normally performed by employees.

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

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended April 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATOMIC GUPPY, INC.
(Registrant)

Date: June 16, 2008	By:	/s/ Jerrold Burden
Jerrold Burden
Principal Executive Officer and Principal Accounting Officer