Form 10-Q
period 2008-07-31
Atomic Guppy Inc
filed 2008-09-15
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008
or

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

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 15, 2008
Common Stock, $0.001 per share	1,781,879

———————
Transitional Small Business Disclosure Format (check one):	Yes	X	No

ATOMIC GUPPY INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets at July 31, 2008 (Unaudited) and October 31, 2007 (Audited)

Statements of Operations for the Three and Nine Months Ended July 31, 2008 and 2007 (Unaudited)

Statements of Cash Flows for the Nine Months Ended July 31, 2008 and 2007 (Unaudited)

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

SIGNATURES

PART I – FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended October 31, 2007 (audited) and the quarter ended July 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Atomic Guppy, Inc.

Balance Sheets

	July 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$23	$355

Total current assets	23	355

Total Assets	$23	$355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$289,987	$247,344
Note payable-related party	20,408	—
Convertible notes payable	399,500	400,000
Total current liabilities	709,895	647,344

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value: 200,000,000 shares authorized 1,781,879 and 9,000,004 shares issued and outstanding at July 31, 2008 and October 31, 2007, respectively	1,781	9,000
Additional paid-in capital	4,439,642	4,275,109
Accumulated deficit	(5,151,295)	(4,931,098)
Total stockholders' deficit	(709,872)	(646,989)

Total Liabilities and Stockholders' Deficit	$23	$355

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007

REVENUE	$—	$—	$—	$—

Operating Expenses
Management and consulting fees	62,350	118,025	180,000	175,862
Professional fees	3,225	32,197	19,895	103,984
Other operating expenses	666	136,691	6,246	182,283

Total operating expenses	66,241	286,913	206,141	462,129

Operating loss	(66,241)	(286,913)	(206,141)	(462,129)

Other expense
Interest (expense)	(225)	—	(14,056)	—

Total other expense	(225)	—	(14,056)	—

NET LOSS	$(66,466)	$(286,193)	$(220,197)	$(462,129)

Net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.05)

Weighted average shares outstanding	1,781,879	7,674,145	5,084,637	8,850,000

See the accompanying notes to the financial statements

Atomic Guppy, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(220,197)	$(462,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	104,432
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	200,365	60,074
Other receivables	—	(3,325)
Net cash used in operating activities	(19,832)	(300,948)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,553)
Net cash used in investing activities	—	(1,553)

Cash Flows from Financing Activities
Proceeds from convertible notes, net	19,500	392,000

Net cash provided by financing activities	19,500	392,000

Net increase in cash and cash equivalents	(332)	89,499
Cash and cash equivalents, beginning of the period	355	4,627
Cash and cash equivalents, end of the period	$23	$94,126

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Noncash investing and financial activities
Issuance of stock to satisfy accounts payable	$157,000	$—

See the accompanying notes to the financial statements

ATOMIC GUPPY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BUSINESS

Atomic Guppy, Inc. formally known as XTX Energy, Inc, (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At July 31, 2008, there were 1,781,879 shares outstanding.

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

The Company was never able to complete the formulation of the intended business described above. Therefore it was by majority consent that the share holders requested that Mr. J. Dean Burden return to the company as its chief executive to re organize the efforts of the current status of the Company and bring it back into compliance and rescind the agreement previously made with the Rothschild group. Mr. Burden proceeded to that means and as a result the following changes were made effective.

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

On May 7, 2008, the Company issued $190,000 shares of common stock to satisfy $157,000 of its accounts payable. The shares of stock were value at $ .83 per share.

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

Interest expense year to date associated with the convertible notes totaled $14,056 as of July 31, 2008.

NOTE 5 – NOTES PAYABLE RELATED PARTY

During the quarter ended April 30, 2008, Mr. Burden the sole officer and director of the Company loaned the Company $20,000 for working capital. The loan is due on demand by Mr. Burden and has no interest rate.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Results of Operations- Nine Months Ended July 31, 2008 Compared to the Nine Months Ended July 31, 2007

Gross Revenues and Costs of Operations

The Company has no revenues in the current and prior year.

For the nine months ended July 31, 2008 and 2007, the Company had operating expenses of $206,141 and $462,129 respectively. The current year expenses are made up mostly of $180,000 for the accrual of the CEO’s salary. Prior year expenses were a result of expenses related to operations as a result of the asset purchase agreement previously noted.

Net Loss

There was a net loss for the nine months of $220,197 and $462,129 for the nine months ended July 31, 2008 and 2007, respectively.

Results of Operations- Three Months Ended July 31, 2008 Compared to the Three Months Ended July 31, 2007

Gross Revenues and Costs of Operations

The Company has no revenues in the current and prior year.

For the three months ended July 31, 2008 and 2007, the Company had operating expenses of $66,241 and $286,913 respectively. The current year expenses are made up mostly of $60,000 for the accrual of the CEO’s salary less expenses adjusted for in the current quarter. Prior year expenses were a result of expenses related to operations as a result of the asset purchase agreement previously noted.

Net Loss

There was a net loss of $64,466 and $286,193 for the three months ended July 31, 2008 and 2007, respectively.

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

At July 31, 2008 we had an accumulated deficit of $5,151,295. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended July 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATOMIC GUPPY, INC.
(Registrant)

Date: September 15, 2008	By:	/s/ Jerrold Burden
Jerrold Burden
Principal Executive Officer and Principal Accounting Officer