Form 10-K
period 2008-12-31
Atomic Guppy Inc
filed 2009-02-13
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757

———————

ATOMIC GUPPY INC.

(Name of registrant as specified in its charter)

Nevada	98-0233452
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8050 North University Drive, Suite 202 Tamarac, FL33160

(Address of principal executive office, Zip Code)

Registrant’s telephone number: (954) 489-1210

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of February 13, 2009, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates is approximately $8,170.

There were 1,790,004 shares of the registrant’s common stock, par value $.001 per share, outstanding on February 13, 2009.

Documents incorporated by reference

Not Applicable.

INDEX

PAGE
PART I.

Item 1.

Description of Business

4

Item 2.

Description of Property

8

Item 3.

Legal Proceedings

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

PART II.

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases
of Equity Securities.

9

Item 6.

Management's Discussion and Analysis or Plan of Operation

9

Item 7.

Financial Statements

11

Item 8.

Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

11

Item 8a.

Controls and Procedures

11

Item 8b.

Other Information-Subsequent Events

11

PART III.

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate Governance;
Compliance with Section 16 (A) of The Exchange Act

12

Item 10.

Executive Compensation

13

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

14

Item 12.

Certain Relationships and Related Transactions, and Director Independence

14

PART IV.

Item 13.

Exhibits

15

Item 14.

Principal Accountant Fees and Services

15

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

When used in this yearly report, the terms the "Company" "Atomic Guppy," “we," "our," and "us" refers to Atomic Guppy, Inc. a Nevada corporation.

All share and per share information contained in this annual reports gives effect to the 20 for 1 (20:1) reverse stock split effective split effective June 22, 2007.

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

On March 6, 2007, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the "Sellers"). In consideration of the acquisition of the assets, the Company issued 142,000,000 shares of its restricted common stock to the Sellers and their designees. The assets to be acquired by the Company under the Purchase Agreement included,(a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks and (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The assets further include all proprietary information, documents and records relating to the creation of the assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the assets.

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

The company was never able to complete the formulation of the intended business described above.  Therefore is was by unaminous (delete)  consent that the share holders requested that Mr. J. Dean Burden return to the company as it’s chief excutive to re organize the efforts of the current status of the company and bring it back into compliance and recind the agreement previously made with the Rothschild group .  Mr. Burden proceeded to that means and as a result the following changes were made effective.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's financial statements appearing elsewhere herein have been prepared assuming the Company will continue as a going concern. Since inception the Company has experienced recurring losses from operations, which losses have caused an accumulated deficit of $5,171,097 as of October 31, 2007. In addition, for the year ended October 31, 2007 the Company reported a net loss of $74,707,771. The Company has a working capital deficit of $886,988 at October 31, 2007 and cash on hand of $355. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Even if the Company is able to identify business opportunities that its Board deems appropriate, the Company cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if the Company enters into a combination with a business that has operating income, the Company cannot assure you that it will be able to utilize all or even a portion of its existing net operating loss carryover for federal or state tax purposes following such a business combination. If the Compan is unable to make use of its existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in the Company's shares.

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

We have not adopted a Code of Business Conduct and Ethics nor have we yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors as we presently do not have any independent directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

LIMITED OPERATING HISTORY

The company had a limited operating history since inception in the original business that the company was involved with.  Refer to the previous 10K for additional information on this subject

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 8050 North University Drive, Tamarac, Florida. Other than this office, the Company does not currently maintain any other office facilities.  The office is owned by other parties and allows the Company to use the office facilities without rent.  For 2008, the Company's use of the space was minimal and deemed immaterial.

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

Recent Sales of Unregistered Securities

97,000 shares were given to Akerman Senterfit LLP for debt settlement.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

At the time the Company was an operating entity it issued convertible notes amounting to $400,000 during March 2007.  The convertible notes bear interest at 8% per annum. The convertible notes are unsecured and matured in March 2008.  The convertible notes were convertible at the rate of $2.00 per share.

The Company reached an agreement with the note holders or their assignees effective March 2008, to change the maturity date to September 2008 and adjust the interest rate to zero. The notes can then be converted to stock at the current trading price.

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

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.  Subsequent to year end, the Company entered into an Agrement with Quamtel, Inc. a Texas Corporation for the acquisition of all of the Quamtel stock in a reverse merger.   A form 8-K was filed in January of 2009 regarding this transaction.

RESULTS OF OPERATIONS

The Company had no revenues in the year ended October 31, 2008 the same as for the Twelve Months ended October 31, 2007.

Operating expenses of for the Twelve Months ended October 31, 2008 was $244,142 compared to $872,772 for the Twelve Months ended October 31, 2007 was an decrease of $628,080. The decrease is attributable to a decrease general and administrative expenses during the current year. General and Administrative costs are up mostly due to increase salaries and professional fees related to the time period the company was involved with the yabbly and guppy patents and businesses.

As of October 31, 2008 the company has rescinded or effect anunwind of the previous agreement with Leigh Rothschild and others with respect to the acquisition of their intellectual properties and with Yabbly, Inc.

NET LOSS. The net loss for the Twelve Months ended October 31, 2008 was $244,142., compared to $4,707,771 for the Twelve Months ended October 31, 2007. The loss was less as a result of no continuing operations or projects.

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

At October 31, 2008 we had an accumulated deficit of $5,175,240. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

ITEM 7.

FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-K.

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

ITEM 8B.

OTHER INFORMATION-Subsequent Events

On January 13, 2009 (the “Signing Date”), Atomic Guppy, Inc. (the “Company”) entered into an Share Exchange Agreement (“Share Exchange Agreement”) with QuamTel, Inc. (“QUAMTEL”), a Texas corporation and Steven Ivester, sole shareholder of QUAMTEL,.  Pursuant to the Share Exchange Agreement, the Company agreed to issue to QUAMTEL 150,000,000 shares of its common stock (the“Shares”), in exchange for 100% of the ownership of QUAMTEL. The closing of the Share Exchange Agreement is conditioned, among other things, on the re-negotiation of certain outstanding obligations of the Company including officers and director’s compensation,notes and amounts payable to officers and directors and third party loans outstanding.

Upon the closing of the Share Exchange Agreement, and the delivery of an information statement to all shareholders of the Companypursuant to SEC Rule 14f-1, Mr. Ivester will be appointed as a member of the board of directors of Atomic Guppy and J. Dean Burden willresign all positions with the Company.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Executive Officers

NAME	AGE	POSITION HELD	DIRECTOR SINCE

J. Dean Burden	57	Chief Executive Officer, President and Director	2003

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended October 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended October 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended October 31, 2008, except as follows:

•

Mr. Burden failed to file a Form 5 upon his re-appointment as an officer and director of the Company in March of 2008,

CODE OF ETHICS

The Company has not established a Code of Ethics as of the current date. Due to the many changes in the company within the last year none has been established. However the Company intends to establish a Code of Ethics within the next six months.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at October 31, 2008.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

J Dean Burden	215,011

1.Mr. Burden served as our President and CEO until March 2007.

2Mr. Bauman served as the Company's CEO from March 2007 until December 2007.

3.Mr. Burden was reappointed in December of 2007 and serves currently as $20,000 per month, no bonus no options.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 18, 2008 we had 2,190,890 shares of common stock issued and outstanding.  The following table sets forth information known to us as of February 19, 2008 relating to the beneficial ownership of shares of our common stock by:

•

each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;

•

each director;

•

each executive officer; and

•

all executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 8050 North University Drive, Suite 202, Tamarac, FL  33321.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

J. Dean Burden	1,042,369	49.85%
All officers and directors as a group (one person)	1,042,369	49.85%

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

Director Independence

Our sole directors are not an “independent” director within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

PART IV

ITEM 13.

EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	CERTIFICATE OF AMENDMENT RE; REVERSE SPLIT (3)
10.1	Unwind and Share Exchange Agreement dated December 10, 2007(2)
10.2	Rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *
32.1	Section 1350 Certification*

*filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB as filed on October 12, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 11, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 27, 2008.

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

Date: February 13, 2008		ATOMIC GUPPY, INC.

	By:	/s/ J. Dean Burden
J. Dean Burden
Chief Executive Officer,
President and sole Director, principal executive officer and principal financial and accounting officer

FINANCIAL STATEMENTS

Atomic Guppy, Inc.

Table of Contents

Report of Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Operations	F – 4

Statements of Changes in Stockholders' Equity	F – 5

Statements of Cash Flows	F – 6

Notes to Financial Statements	F – 7 -21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Atomic Guppy, Inc.

We have audited the accompanying balance sheet of Atomic Guppy, Inc. as of October 31, 2008 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended October 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Guppy, Inc. as of October 31, 2008 and the results of its operations and its cash flows for the years then ended 2008 and 2007 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

February 4, 2009

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,678	$355
Total current assets	1,678	355

Total Assets	$1,678	$355

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$312,087	$247,344
Convertible notes payable	399,500	400,000
Note payable - shareholder	23,908	-
Total current liabilities	735,495	647,344

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value: 200,000,000 shares authorized
1,821,879 and 9,000,004 shares issued and outstanding, respectively	1,822	9,000
Additional paid-in capital	4,439,601	4,275,109
Accumulated deficit	(5,175,240)	(4,931,098)
Total stockholders' deficit	(733,817)	(646,989)

Total Liabilities and Stockholders' Deficit	$1,678	$355

	2008	2007

REVENUE	$-	$-

Operating Expenses
Administrative Expenses	228,586	632,773

Total operating expenses	228,586	632,773

Operating loss	(228,586)	(632,773)

Other income (expense)
Interest income	-	119
Interest expense	(15,556)	(19,242)
Impairment of Intangible Assets	-	(3,815,876)

Total other expense	(15,556)	(3,834,999)

Net loss before income taxes	(244,142)	(4,467,772)

Income taxes (expenses) benefits	-	-

NET LOSS	$(244,142)	$(4,467,772)

Net loss per common share	$(0.10)	$(0.06)

Weighted Average Shares Outstanding	2,340,890	75,000,220

			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at October 31, 2005	28,287,220	$28,287	$141,145	$(183,851)	$(14,419)

Issuance of common stock for services and
outstanding debt	75,642,000	75,642	-	-	75,642
Loss for the year ended October 31, 2006	-	-	-	(279,475)	(279,475)

Balance at October 31, 2006	103,929,220	$103,929	$141,145	$(463,326)	$(218,252)

Issuance of common shares for asset purchase	73,070,784	73,071	3,965,964	-	4,039,035
Reverse stock split-1 for 20	(168,000,000)	(168,000)	168,000	-	-
Loss for the year ended October 31, 2007	-	-	-	(4,467,772)	(4,467,772)

Balance at October 31, 2007	9,000,004	$9,000	$4,275,109	$(4,931,098)	$(646,989)

Issuance of common shares for settlement
of accounts payable	190,000	190	157,124	-	157,314
Cancellation of shares pursuant to Unwind
and Recession agreements	(7,368,125)	(7,368)	7,368	-	-
Loss for the year ended October 31, 2008	-	-	-	(244,142)	(244,142)

Balance at October 31, 2008	1,821,879	$1,822	$4,439,601	$(5,175,240)	$(733,817)

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(244,142)	$(4,467,772)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common shares for accounts payable	157,314	-
Impairment of intangible asset	-	3,815,876
Changes in operating assets and liabilities:
Accounts receivable	-	2,280
Accounts payable and accrued expenses	64,743	265,344
Net cash used by operating activities	(22,085)	(384,272)

Cash Flows from Financing Activities
Proceeds from convertible notes	-	400,000
Payment of notes payable	(500)	(20,000)
Advances from officer	23,908	-
Repayment of advance received for joint venture	-	-

Net cash provided by financing activities	23,408	380,000

Net increase (decrease) in cash and cash equivalents	1,323	(4,272)
Cash and cash equivalents, beginning of the period	355	4,627
Cash and cash equivalents, end of the period	$1,678	$355

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$1,556	$19,242

Non cash investing and financing activities:
Issuance of common stock to satisfy accounts payable	$157,314	$-

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

BASIC AND DILUTED NET LOSS PER SHARE

The Company computed basic and diluted loss per share amounts for October 31, 2007 and 2006 pursuant to the SFAS No. 128, “Earnings per Share.”  Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the year.  The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the company.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF

03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

Share Based Payment

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

NOTE 2 GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,175,240 through the year ended October 31, 2008.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Assets include a pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and the domain names: publoot.com, publoot.biz, publoot.info, publoot.name, publoot.mobi, publoot.net, publoot.org, publoot.tv, publoot.us, publoot.ws, squiglee.name, squiglee.us, squiglee.tv; squiglee.ws; pubmine.com, pubmine.net, pubmine.org, pubmine.biz, pubmine.info, pubmine.us, pubmine.mobi, pubmine.tv, pubmine .ws, pubmine.name, pubminers.com, publute.com, publewt.com, moolapub.com, atomicguppy.com, atomicguppy.biz, atomicguppy.net, atomicguppy.org; atomicguppie.com; atomicguppy.info, atomicguppy.us, atomicguppy.mobi, atomicguppy.tv, atomicguppy.ws; and atomicguppy.name. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

The Company elected to impair the total value of the purchased assets and related patents. Total impairment amount at October 31, 2007 was $3,815,876.

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

Interest expense associated with the convertible notes totaled $15,556 as of October 31, 2008.

NOTE 6 RELATED PARTY NOTES

During the year ended October 31, 2008, Mr. Burden the sole officer and director of the Company loaned the Company $23,500 for working capital. The loan is due on demand by Mr. Burden and has no interest rate.

NOTE 7 COMMON STOCK

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

NOTE 8 INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2008, the Company had a net operating loss carryforward of approximately $5,200,000 available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.  The increase in the valuation allowance was $244,142 for the year ended October 31, 2008.

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 consists of the following:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(244,142)	(4,467,772)
State	-
Tax (benefit) from the decrease in valuation allowance	244,142	4,467,772
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes	5.5%
Other	- %
Valuation allowance	(40.5)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards	$5,175,240
expiring between 2019-2028	-
Depreciation and amortization	-
Other	-
Deferred income tax asset	$5,175,240

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	2,095,972
Less: valuation allowance	(2,095,972)
Net deferred income tax asset	$-

NOTE 9 SUBSEQUENT EVENTS

On January 13, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with a Texas corporation (the “Entity”) and its sole shareholder. Pursuant to the Share Exchange Agreement, the Company agreed to issue the Entity 150,000,000 shares of its common stock, in exchange for 100% of the ownership of the Entity.

The closing of the Share Exchange Agreement is conditioned, among other things, on the re-negotiation of certain outstanding obligations of the Company including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding.

Upon the closing of the Share Exchange Agreement, and the delivery of an information statement to all shareholders of the Company pursuant to SEC Rule 14f-1, the Entity’s sole shareholder will be appointed as a member of the board of directors of the Company and J. Dean Burden will resign all positions with the Company.