Form 10-Q
period 2009-01-31
Atomic Guppy Inc
filed 2009-03-16
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

or

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

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 15, 2009
Common Stock, $0.001 per share	1,821,879

———————

Transitional Small Business Disclosure Format (check one): ☐ Yes  ☑  No

ATOMIC GUPPY INC.

TABLE OF CONTENTS

Page

Part I – Financial Information

1

Item 1.        Financial Statements

1

Item 2.         Management's Discussion And Analysis Of Financial Condition And Results Of Operations

5

Item 3.         Qualitative And Quantitative Disclosures About Market Risk

6

Item 4.         Controls And Procedures

6

Part II – Other Information

8

Item 1.         Legal Proceedings

8

Item 1.A      Risk Factors

8

Item 2.         Unregistered Sales Of Equity Securities And Use Of Proceeds

8

Item 3.         Defaults Upon Senior Securities

8

Item 4.         Submission Of Matters To A Vote Of Security Holders

8

Item 5.         Other Information

8

Item 6.         Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Atomic Guppy Inc.

Balance Sheets

	January 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$508	$1,678
Prepaid expense	400	––
Total current assets	908	1,678

TOTAL ASSETS	$908	$1,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$372,987	$312,087
Convertible notes payable	399,500	399,500
Note payable to shareholder	23,908	23,908
Total current liabilities	796,395	735,495

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,821,879 shares issued and outstanding	1,822	1,822
Additional paid-in capital	4,439,601	4,439,601
Accumulated deficit	(5,236,910)	(5,175,240)
Total stockholders’ deficit	(795,487)	(733,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$908	$1,678

The accompanying notes are an integral part of these financial statements.

Atomic Guppy Inc.

Statements of Operations (Unaudited)

	Three Months Ended January 31
	2009	2008
Revenue	$––	$––

Operating expenses:
Administrative expenses	60,170	80,000
Total operating expenses	60,170	80,000

Loss from operations	(60,170)	(80,000)

Other expense:
Interest expense	1,500	8,000
Total other expense	1,500	8,000

Loss before income taxes	(61,670)	(88,000)

Provision for income taxes	––	––

Net loss	$(61,670)	$(88,000)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	1,821,879	9,000,004

The accompanying notes are an integral part of these financial statements.

Atomic Guppy Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,670)	$(88,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(400)
Accounts payable and accrued expenses	60,900	88,000
Net cash used in operating activities	(1,170)	––

CASH FLOWS FROM INVESTING ACTIVITIES	––	––

CASH FLOWS FROM FINANCING ACTIVITIES	––	––

Net decrease in cash	(1,170)	––
Cash and cash equivalents at beginning of period	1,678	355
Cash and cash equivalents at end of period	$508	$355

Supplemental disclosures:
Cash paid for taxes	$––	$––
Cash paid for interest	$––	$––

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1

SUMMARY OF ORGANIZATION

ORGANIZATION AND DESCRIPTION OF BUSINESS

Atomic Guppy Inc., formally known as XTX Energy, Inc, (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries, affiliated companies, or current operations. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At January 31, 2009, there were 1,821,879 common shares outstanding.

The Company is a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended October 31, 2008 and the quarter ended January 31, 2009. The financial information presented herein should be read in conjunction with the financial statements for the year ended October 31, 2008. The accompanying financial statements for the three months ended January 31, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended January 31, 2009 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in the Company's annual report on Form 10-K for the year ended October 31, 2008.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 4 - CONVERTIBLE NOTES

Interest expense associated with the Company’s convertible notes was $1,500 and $8,000 for the three months ended January 31, 2009 and 2008, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2008 Annual Report on Form 10-K.

Summary Overview and Overall Business Strategy

We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit the Company to offset potential losses from one venture against gains from another. Our ability to continue as a going concern is dependent upon our ability to identify and close a business combination with an operating entity.

On January 13, 2009, we entered into a Share Exchange Agreement (“Share Exchange Agreement”) with a Texas corporation (the “Entity”) and its sole shareholder. Pursuant to the Share Exchange Agreement, we agreed to issue the Entity 150,000,000 shares of the Company’s common stock, in exchange for 100% of the ownership of the Entity. The closing of the Share Exchange Agreement is conditioned, among other things, on the re-negotiation of certain outstanding obligations of the Company including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding. Upon the closing of the Share Exchange Agreement, and the delivery of an information statement to all shareholders of the Company pursuant to SEC Rule 14f-1, the Entity’s sole shareholder will be appointed as a member of the Company’s board of directors and J. Dean Burden will resign all positions with the Company. However, we cannot assure you that we will be able to close this transaction or that it will be beneficial to our stockholders. In addition, it is likely that if we close this transaction, or enter into another business combination, the structure of the transaction will be such that the approval of our stockholders is not necessary before the transaction is closed. As such, our stockholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our stockholders.

Results of Operations - Three Months Ended January 31, 2009 and 2008

Revenues and Costs of Operations

The Company had no revenues in the current and prior period.

For the three months ended January 31, 2009 and 2008, the Company had operating expenses of $60,170 and $88,000, respectively. The current and prior period expenses are made up primarily of $60,000 for the quarterly accrual of the CEO’s salary in the 2009 and 2008 periods.

Net Loss

As a result of the operating expenses described above, the net loss for the three months ended January 31, 2009 and 2008 was $61,670 and $88,000, respectively.

Liquidity and Capital Resources

Since the Company’s inception, we have continued to sustain losses. Our operations and growth have been funded by the sale of common stock, and loans from unrelated parties. Mr. J. Dean Burden, our chief executive officer and a director, has agreed to fund our operations until we receive revenues and/or Mr. Burden has the financial means to finance such operations.

At January 31, 2009 we had an accumulated deficit of $5,236,910. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

We have no contractual obligations for either leased premises or employment agreements and have made no commitments to acquire any asset of any nature. The company retains J. Dean Burden as the only employee to handle all of the company’s affairs. Mr. Burden’s compensation is described more fully in our 2008 annual report on Form 10-K.

At present, the directors devote administrative time to the affairs of the Company as required. There are no plans to hire any new employees who will be actively engaged in the operations of the company. If required, we will use the services of consultants to undertaken any activities normally performed by employees.

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

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of January 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended January 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1.A

RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2008.

Our internal controls over financial reporting, and our disclosure controls and procedures, are not adequate, and our independent auditors may not be able to later certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities Exchange Commission (the “Commission”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We were required to comply with Section 404 not later than our fiscal year ending October 2009. As reported in Item 4. Controls and Procedures on page 9, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

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

ATOMIC GUPPY, INC.
(Registrant)

Date: March 16, 2009	By:	/s /J. DEAN BURDEN
J. Dean Burden Chief Executive Officer, President and sole Director, Principal Executive Officer and Principal Accounting Officer

9