Form 10-Q
period 2009-04-30
Atomic Guppy Inc
filed 2009-06-15
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 12, 2009
Common Stock, $0.001 per share	1,821,879

———————

Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No

ATOMIC GUPPY INC.

TABLE OF CONTENTS

Page

Part I – Financial Information

1

Item 1.       Financial Statements

1

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

6

Item 3.       Qualitative and Quantitative Disclosures About Market Risk

7

Item 4.       Controls and Procedures

8

Part II – Other Information

9

Item 1.       Legal Proceedings

9

Item 1A.    Risk Factors

9

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.       Defaults Upon Senior Securities

9

Item 4.       Submission of Matters to a Vote of Security Holders

9

Item 5.       Other Information

9

Item 6.       Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Atomic Guppy Inc.

Balance Sheets

	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$545	$1,678
Prepaid expense	400	––
Total current assets	945	1,678

TOTAL ASSETS	$945	$1,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$434,487	$312,087
Convertible notes payable	399,500	399,500
Note payable to shareholder	23,908	23,908
Total current liabilities	857,895	735,495

Stockholders' deficit:

Common stock, $0.001 par value; 200,000,000 shares authorized; 1,821,879 shares issued and outstanding	1,822	1,822
Additional paid-in capital	4,439,601	4,439,601
Accumulated deficit	(5,298,373)	(5,175,240)
Total stockholders' deficit	(856,950)	(733,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$945	$1,678

The accompanying notes are an integral part of these financial statements.

Atomic Guppy Inc.

Statements of Operations (Unaudited)

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Revenue	$––	$––	$––	$––

Operating expenses:
Administrative expenses	59,963	59,900	120,133	139,900
Total operating expenses	59,963	59,900	120,133	139,900

Loss from operations	(59,963)	(59,900)	(120,133)	(139,900)

Other expense:
Interest expense	1,500	5,831	3,000	13,831
Total other expense	1,500	5,831	3,000	13,831

Loss before income taxes	(61,463)	(65,731)	(123,133)	(153,731)

Provision for income taxes	––	––	––	––

Net loss	$(61,463)	$(65,731)	$(123,133)	$(153,731)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.02)

Weighted average number of shares outstanding	1,821,879	4,377,160	1,821,879	6,726,893

The accompanying notes are an integral part of these financial statements.

Atomic Guppy Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,133)	$(153,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(400)	––
Accounts payable and accrued expenses	122,400	137,846
Net cash used in operating activities	(1,133)	(15,885)

CASH FLOWS FROM INVESTING ACTIVITIES	––	––

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to shareholder	––	20,000
Net cash provided from financing activities	––	20,000

Net increase (decrease) in cash	(1,133)	4,115
Cash and cash equivalents at beginning of period	1,678	355
Cash and cash equivalents at end of period	$545	$4,470

Cash paid for taxes	$––	$––
Cash paid for interest	$––	$––

The accompanying notes are an integral part of these financial statements.

ATOMIC GUPPY INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Atomic Guppy Inc., formally known as XTX Energy, Inc, (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries, affiliated companies, or current operations. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At April 30, 2009, there were 1,821,879 common shares outstanding.

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

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended October 31, 2008 and the quarter ended April 30, 2009. The financial information presented herein should be read in conjunction with the financial statements for the year ended October 31, 2008. The accompanying financial statements for the three and six months ended April 30, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

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

NOTE 4 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, and has incurred an accumulated deficit of $5,298,373 through April 30, 2009. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 5 - CONVERTIBLE NOTES

Interest expense associated with the Company’s convertible notes was $3,000 and $13,831 for the six months ended April 30, 2009 and 2008, respectively.

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

Revenues

The Company had no revenues in any of the reported periods.

Operating Expenses

For the six months ended April 30, 2009 and 2008, the Company had operating expenses of $120,133 and $139,900, respectively. For the three months ended April 30, 2009 and 2008, the Company had operating expenses of $59,963 and $59,900, respectively. The current and prior period expenses are made up primarily of $60,000 for the quarterly accrual of the CEO’s salary in the 2009 and 2008 periods.

Net Loss

As a result of the operating expenses described above, the net loss for the six months ended April 30, 2009 and 2008 was $123,133 and $153,731, respectively. The net loss for the three months ended April 30, 2009 and 2008 was $61,463 and $65,731, respectively.

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

At April 30, 2009 we had an accumulated deficit of $5,298,373. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

None.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of April 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended April 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

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

ATOMIC GUPPY, INC.
(Registrant)

Date: June 15, 2009	By:	/s /J. DEAN BURDEN
J. Dean Burden Chief Executive Officer, President and sole Director, Principal Executive Officer and Principal Accounting Officer

10