Form 10-Q
period 2009-06-30
Atomic Guppy Inc
filed 2009-08-14
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ATOMIC GUPPY INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	000-31757	98-0233452
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

14911 Quorum Drive, Suite 140, Dallas, Texas 75254

(Address of Principal Executive Office) (Zip Code)

(972) 361-1980

(Issuer’s telephone number, including area code)

8050 North University Drive, Suite 202, Tamarac, FL 33321

Former Fiscal Year Ended December 31

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2009 is 164,721,879.

ATOMIC GUPPY INC.

TABLE OF CONTENTS

Page

Part I – Financial Information

Item 1.       Financial Statements

1

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.       Qualitative and Quantitative Disclosures About Market Risk

10

Item 4.       Controls and Procedures

10

Part II – Other Information

Item 1.       Legal Proceedings

11

Item 1a.     Risk Factors

11

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.       Defaults Upon Senior Securities

11

Item 4.       Submission of Matters to a Vote of Security Holders

11

Item 5.       Other Information

11

Item 6.       Exhibits

11

Signatures

12

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Atomic Guppy, Inc.

Balance Sheets

	June 30 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,224	$11,562
Accounts receivable, net	40,745	38,072
Prepaid expenses and deposits	129,605	156,825
Total current assets	182,573	206,459

Property and equipment, net	305,326	229,565
Goodwill	367,589	367,589

TOTAL ASSETS	$855,488	$803,614

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$99,886	$20,380
Accrued expenses	29,849	29,804
Unearned revenue	307,229	280,636
Advances from related party	121,523	10,575
Current portion of notes payable	37,249	25,518
Income tax payable	––	971
Total current liabilities	595,736	367,885

Noncurrent portion of notes payable	18,071	33,844

TOTAL LIABILITIES	613,806	401,729

Shareholders' equity:
Common stock - $0.001 par value; 50,000,000 shares authorized; 1,020,000 and 1,000,000 shares issued and outstanding, respectively, at June 30, 2009 and December 31, 2008	1,020	1,000
Additional paid-in capital	418,980	399,000
Retained earnings (deficit)	(178,318)	1,885
Total shareholders' equity	241,682	401,885

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$855,488	$803,614

The accompanying notes are an integral part of these financial statements.

Atomic Guppy, Inc.

Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
Revenues	$688,071	$994,884	$1,400,921	$2,044,428

Cost of sales	382,609	658,988	790,203	1,391,480

Gross profit	305,462	335,896	610,718	652,948

Operating expenses:
Compensation and related expenses	246,743	229,037	475,806	453,454
General and administrative expenses	152,774	91,240	276,200	165,943
Depreciation	20,351	14,738	36,421	27,958
Total operating expenses	419,868	335,015	788,427	647,355

Income (loss) from operations before income taxes	(114,406)	881	(177,709)	5,593

Other expense:
Interest expense	873	(130)	3,465	2,065
Total other expense	873	(130)	3,465	2,065

Income (loss) before income taxes	(115,279)	1,011	(181,174)	3,528

Income tax expense (benefit	––	344	(971)	1,200

Net income (loss)	$(115,279)	$667	$(180,203)	$2,329

Basic and diluted income (loss) per share:

Income (loss) from operations before income taxes	$(0.11)	$0.00	$(0.18)	$0.00
Income tax expense (benefit)	––	0.00	(0.00)	0.00

Net income (loss) per share	$(0.11)	$0.00	$(0.18)	$0.00

Weighted average number of shares outstanding	1,020,000	1,000,000	1,020,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Atomic Guppy, Inc.

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(180,203)	$2,329
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	36,421	27,958
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(2,673)	11,165
Prepaid expenses and deposits	27,220	(4,872)
Income tax payable	(971)	1,200
Accounts payable	79,505	(29,916)
Accrued expenses	45	(1,494)
Unearned revenue	26,593	(59,542)
Advances from related parties	110,948	(137,429)
Net cash provided by (used in) operating activities	96,885	(190,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(112,182)	(10,950)
Net cash used in investing activities	(112,182)	(10,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	20,000	––
Repayment of notes payable	(4,041)	(1,635)
Net cash provided by (used in) financing activities	15,959	(1,635)

Net increase (decrease) in cash	662	(203,187)

Cash and cash equivalents at beginning of period	11,562	243,155
Cash and cash equivalents at end of period	$12,224	$39,968

Supplemental cash flow information:
Cash paid for taxes	$––	$––
Cash paid for interest	$2,592	$2,065

Noncash investing and financing actifivites
Issuance of notes payable for property and equipment	$––	$30,123

The accompanying notes are an integral part of these financial statements.

Atomic Guppy, Inc.

Notes to Financial Statements (Unaudited)

June 30, 2009 and 2008

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 13, 2009, Atomic Guppy, Inc. (“Guppy) and WQN, Inc., a Texas corporation (“WQN”) (individually and collectively also referred to as the “Company”) executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN were entitled to receive a total of 150,000,000 shares of Common Stock. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN own approximately 91% of the outstanding Common Stock of Guppy. In conjunction with closing the Share Exchange Agreement, certain outstanding obligations of Guppy including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 12,750,000 shares of Guppy’s common stock

As a result of the Share Exchange Agreement, WQN became a wholly-owned subsidiary of Guppy, through which its operations will be conducted. On or about September 8, 2009, or as soon thereafter as feasible, Guppy will take a shareholder action and file an amendment to its Articles of Incorporation changing its name to QuamTel, Inc., and concluding a one-for-ten reverse split of its common stock and authorizing additional shares of common and preferred stock.

The Share Exchange Agreement has been accounted for as a reverse merger, and as such the historical financial statements of WQN are being presented herein as those of the Company.

The financial information presented herein should be read in conjunction with the financial statements of WQN for the year ended December 31, 2008, as presented in the Company’s Form 8-K filed on August 3, 2009. The accompanying financial statements for the three and six months ended June 30, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in WQN’s financial statements for the year ended December 31, 2008 as presented in the Company’s Form 8-K filed on August 3, 2009.

NOTE C - PROPERTY AND EQUIPMENT, NET

At June 30, 2009 and December 31, 2008, respectively, property and equipment consisted of the following:

	2009	2008
	(Unaudited)
Computers and equipment	$375,374	$272,192
Automobile	32,123	32,123
Furniture & Fixtures	11,500	2,500
Total	418,997	306,815
Less accumulated depreciation	(113,671)	(77,250)
Total	$305,325	$229,565

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $36,421 and $27,958, respectively.

NOTE D - INTANGIBLE ASSET

The Company's balance sheet includes an intangible asset with an original cost of $367,589 pertaining to goodwill, recorded primarily in connection with its acquisition in June, 2007.

NOTE E – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, has made personal advances to the Company. These advances are repayable upon demand, are unsecured, and are non-interest bearing. Such advances amounted to $121,523 and $10,575 at June 30, 2009 and December 31, 2008, respectively.

NOTE F - NOTES PAYABLE

At June 30, 2009 and December 31, 2008, notes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Notes payable - CIT Bank	$32,311	$32,505
Note payable - American Honda Finance Corporation	23,009	26,857

Total notes payable	55,320	59,362

Less current portion	(37,249)	(33,844)

Noncurrent portion	$18,071	$25,518

NOTE G - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Six months ended
	June 30, 2009	December 31, 2008
Current expense	$(971)	$1,200
Deferred benefit	––	––
Net income tax provision (benefit)	(971)	1,200

The Company's income tax expense (benefit) at the statutory rate was substantially equal to the reported income tax expense (benefit). The Company is only subject to federal income taxes.

At June 30, 2009, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$61,599
Less valuation allowance	(61,599)
Total	$––

The Company's net operating loss carryforward for federal income tax purposes was approximately $181,174 as of June 30, 2009, expiring in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carryforwards. Consequently, the Company did not recognize a benefit from operating loss carryforwards.

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which originally expired on August 31, 2009, and which was renewed on July 13, 2009 to February 28, 2015. Future minimum lease payments under this operating lease as of June 30, 2009 were $10,934 (exclusive of the recent renewal which was for $5,154 per month). In March 2009, the Company signed a 12-month lease for satellite office facilities in Weston, Florida with lease payments of $1,900 per month, for a minimum lease obligation of $17,190 at June 30, 2009.

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the six months ended June 30, 2009 and 2008 was $31,988 and $25,496, respectively.

NOTE I – SUBSEQUENT EVENT

Effective August 1, 2009, WQN executed a Consulting Services Agreement with iTella, Inc. (“Consultant”), whereby Consultant shall provide, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for ten years, and automatically renews for an additional five years. During this agreement’s term and at the Company’s expense, Consultant will be provided an office and administrative support in Weston, Florida. Consultant’s compensation shall consist of the following:

1.

Cash payments totaling $100,000 for the first six months, payable monthly;

2.

Annual cash payments of $250,000 thereafter, payable monthly;

3.

Nine percent of the Company’s consolidated gross revenue, payable quarterly;

4.

Medical insurance benefits for Consultant’s key employee and his family;

5.

$1,000 per month car allowance plus related auto insurance for Consultant’s key employee;

6.

Four weeks paid vacation each year for Consultant’s key employee;

7.

Grants of stock options pursuant to the Company's Parent 's Equity Incentive Plan in such amounts as may from time to time be determined by the Board of Directors; and

8.

Bonuses in such amounts and at such times as may be determined by the Board of Directors;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Current Report on Form 8-K filed on August 3, 2009.

On January 13, 2009, Atomic Guppy, Inc. (“Guppy) and WQN, Inc., a Texas corporation (“WQN”) (individually and collectively also referred to as the “Company”) executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN were entitled to receive a total of 150,000,000 shares of Common Stock. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN own approximately 91% of the outstanding Common Stock of Guppy. In conjunction with closing the Share Exchange Agreement, certain outstanding obligations of Guppy including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 12,750,000 shares of Guppy’s common stock

As a result of the Share Exchange Agreement, WQN became a wholly-owned subsidiary of Guppy, through which its operations will be conducted. On or about September 1, 2009, as soon as feasible, Guppy will take a shareholder action and file an amendment to its Articles of Incorporation changing its name to QuamTel, Inc., and concluding a one-for-ten reverse split of its common stock and authorizing additional shares of common and preferred stock.

Overview

WQN was formed as a Texas corporation in June 2007, when it acquired an operating business that was originally founded in 1996. WQN provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate to specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is virtually the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

Results of Operations for the Six Months ended June 30, 2009 Compared to the Same Period in 2008

Revenues

Our revenues for the six months ended June 30, 2009 and 2008 were $1,400,921 and $2,044,428, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition. Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony services.

Cost of Sales and Gross Profit

Cost of sales was $790,203 and $1,391,480 for the six months ended December 31, 2009 and 2008, respectively. This resulted in gross profit of $610,718 (43.6%) and $652,948 (31.9%) for the respective 2009 and 2008 periods. We improved our gross margin in 2009 by negotiating more favorable pricing with our vendors.

Operating Expenses

Operating expenses were $788,427 and $647,355 for the six months ended June 30, 2009 and 2008, respectively. General and administrative (“G&A”) expenses increased from $165,943 in the 2008 period to $276,200 in 2009, accounting for most of the operating expense increase. The G&A expense increase in turn is primarily due to increased legal and audit fees associated with the Share Exchange Agreement and increased travel expenses for the CEO. The Company’s former CEO’s compensation during the six months ended June 30, 2009 and 2008 was $139,240 and $141,000, respectively.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Same Period in 2008

Revenues

Our revenues for the three months ended June 30, 2009 and 2008 were $688,071 and $994,884, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.

Cost of Sales and Gross Profit

Cost of sales was $382,609 and $658,988 for the three months ended June 30, 2009 and 2008, respectively. This resulted in gross profit of $305,462 (44.4%) and $335,896 (33.8%) for the respective 2009 and 2008 periods. We improved our gross margin in 2009 by continuing to negotiate more favorable pricing with our vendors.

Operating Expenses

Operating expenses were $419,868 and $335,015 for the three months ended June 30, 2009 and 2008, respectively, reflecting the general G&A expense increases noted above. The former CEO’s compensation was $60,000 and $70,500 during these respective periods.

Liquidity and Capital Resources

Cash and cash equivalents were $12,224 at June 30, 2009. Our net cash provided by operating activities for the six months ended June 30, 2009 was $96,885, due primarily to payments to reduce accounts payable and advances from a related party. This net cash was used primarily to purchase network equipment during this period. Our primary source of funding, as needed, has been through advances from our former shareholder and a recent $20,000 sale of common stock for cash.

Since inception of business in 2007, we have sustained a cumulative net loss of $178,318 through June 30, 2009. We experienced negative cash flows from operations in 2008, and have been dependent on financing by our former shareholder coupled with limited debt issuances to fund our operations and capital expenditures.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2009.

Plan of Operations

By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $10,000 per month.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and lack of historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional investments in order to grow our operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Critical Accounting Policies

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. Our critical accounting policy requiring the use of estimates pertains to our intangible asset. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company tests its intangible asset (goodwill) for impairment at least annually and the Company may be required to record impairment charges for this asset if in the future its carrying value exceeds its fair value.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2009.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of June 30, 2009 (excluding the recent renewal our principal office lease described in Note H to our financial statements above):

		2009
	Total	(Remainder)	2010	2011	2012	2013
Advances from related party	$121,523	$121,523	$––	$––	$––	$––
Notes payable (principal)	55,320	32,765	8,273	6,541	7,187	553
Subtotals	176,843	154,288	8,273	6,541	7,187	553

Purchase obligations	––	––	––	––	––	––
Operating leases	28,034	22,334	5,700	––	––	––
Totals	$204,877	$176,622	$13,973	$6,541	$7,187	$553

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our President who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our President is not a financial or accounting professional, and we have a limited accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

 (b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

See the risk factors set forth in our Current Report on Form 8-K filed on August 3, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with closing the Share Exchange Agreement, the following common shares were issued as discussed in Item 1.01 of our Form 8-K filed on August 3, 2009:

eTel Tec, Inc.	142,500,000	shares
Atlantic Lynx Corp.	10,000,000	shares
Steven Ivester	7,500,000	shares
Larry Moskowitz	500,000	shares
David Magaziner	1,500,000	shares
Jay M. Haft	250,000	shares
Ada P. Damengella	500,000	shares

All of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 2009 we filed an Information Statement for an action to be taken by our majority stockholder on or about September 8, 2009 to change our name to QuamTel, Inc; effect a one-for-ten reverse split of our common stock; and authorize additional shares of common and preferred stock.

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

Atomic Guppy, Inc.

Dated: August 14, 2009	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer

12