Form 10-K/A
period 2008-10-31
Quamtel, Inc.
filed 2009-09-21
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K/A

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757

———————

QUAMTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0233452
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 Quorum Drive, Suite 140, Dallas, Texas 75254

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of February 13, 2009, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates is approximately $8,170.

There were 1,781,879 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 30, 2008.

Documents Incorporated by Reference

Not Applicable.

Explanatory Note

Quamtel, Inc. (formerly Atomic Guppy, Inc.) (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended October 31, 2008 (the “2008 10-K”), which was originally filed on February 13, 2009. This Amendment corrects the following errors and omissions in the Company’s original Form 10-K:

1.

This Amendment brings conformity to required Form 10-K format, including proper Item numbers and related caption descriptions;

2.

Revised Item 9A(T). to conform to disclosures required by Items 307 and 308T of Regulation S-K, including the addition of registrant’s Certifying Officer’s assessment of the Company’s internal control over financial reporting and of the Company’s disclosure controls and procedures of as of October 31, 2008;

3.

Revised and combined Exhibits 31.1 and 31.2 to conform to Item 601 of Regulation S-K, including the addition of language referring to registrant’s Certifying Officer’s responsibility for establishing and maintaining internal control over financial reporting;

4.

Revised Exhibit 32.1 to provide a properly dated certificate;

5.

Revised the Signature page provide a properly dated signature; and

6.

Corrected a number of misspelled words, incorrect dates, and incorrect numerical references to the Company’s audited financial statements.

This Amendment does not reflect any other events occurring after the original filing of the Company’s 2008 10-K, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

INDEX

PAGE
PART I.

Item 1.          Business

1

Item 1A.        Not applicable for smaller reporting companies

Item 1B.        Unresolved Staff Comments

3

Item 2.          Properties

4

Item 3.          Legal Proceedings

4

Item 4.          Submission of Matters to a Vote of Security Holders

4

PART II.

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

5

Item 6.          Not applicable for smaller reporting companies

Item 7.          Management’s Discussion and Analysis of Financial Condition and
Results of Operations

5

Item 7A.        Not applicable for smaller reporting companies

Item 8.          Financial Statements and Supplementary Data

7

Item 9.          Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

7

Item 9A(T).   Controls and Procedures

7

Item 9B.        Other Information

9

PART III.

Item 10.         Directors, Executive Officers and Corporate Governance

10

Item 11.         Executive Compensation

12

Item 12.         Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

12

Item 13.         Certain Relationships and Related Transactions, and Director Independence

13

Item 14.         Principal Accounting Fees and Services

13

PART IV.

Item 15.         Exhibits, Financial Statement Schedules

14

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond the Company’s control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to the financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the “Company” “Atomic Guppy,” “we,” “our,” and “us” refers to Quamtel, Inc. (formerly Atomic Guppy, Inc.) a Nevada corporation.

All share and per share information contained in this annual report gives effect to the 1 for 20 (1:20) reverse stock split effective June 22, 2007, but not the 1 for 10 reverse stock split effective September 8, 2009.

PART 1

ITEM 1.

BUSINESS

The Company was formed in November 1999 as a mining exploration company. The Company’s business was previously related to the exploration of a mineral claim called the Glen Claim located in the Province of Newfoundland. After extensive research by the Company, a decision was made to no longer pursue mining interests As of October 31, 2006, all remaining assets and income producing properties of the Company were sold to a related party for cash at a loss to the Company. Following the sale of the remaining assets and income producing properties, the directors and majority shareholder determined it to be in the best interests of the Company to abandon its business of acquiring oil and gas properties and pursue an alternative business plan.

The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception.

The Company’s Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. At October 31, 2007, there were 9,000,004 shares outstanding.

The Company announced a 1 for 20 reverse split of its outstanding common stock shares in which one share of the Company’s Common Stock will be issued in exchange for every 20 shares of holders of record of Common Stock as of the close of June 22, 2007.

The reverse split, name change and stock ticker symbol change became effective at the market open June 25, 2007. New share certificates were issued by the Company’s transfer agent when certificates were physically surrendered, by issuing one new share for every 20 shares surrendered. Fractional shares will not be issued in connection with the reverse split.

On March 6, 2007, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the “Sellers”). In consideration of the acquisition of the assets, the Company issued 142,000,000 shares of its restricted common stock to the Sellers and their designees. The assets to be acquired by the Company under the Purchase Agreement included,(a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks and (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The assets further include all proprietary information, documents and records relating to the creation of the assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the assets.

Upon the closing on March 16, 2007, of the transaction completed by the Purchase Agreement, J. Dean Burden, the Company’s Chief Executive Officer, President and director and Albert Folsom, the Company’s Chief Financial Officer, Secretary and director, each resigned as officers and director and appointed Seller’s designees, Adam Bauman and Leigh Rothschild as directors. The Company also entered into employment agreements with Adam Bauman, Neal Lenarsky and Leigh Rothschild following the closing of the transaction completed by the Purchase Agreement.

The company was never able to complete the formulation of the intended business described above. Therefore is was by unanimous consent that the share holders requested that Mr. J. Dean Burden return to the company as its Chief Executive Officer to reorganize the efforts of the current status of the company and bring it back into compliance, and rescind the agreement previously made with the Rothschild group . Mr. Burden proceeded to that means and as a result the following changes were made effective.

Effective December 21, 2007, the Company entered into an Unwind and Share Exchange Agreement with certain of its stockholders, who were officers and/or directors or affiliates of officers and directors, which included Leigh M. Rothschild, Adam Bauman, Neal Lenarsky and Irrevocable Trust Agreement III Jay Howard Linn Trustee (collectively the “IP Stockholders”). Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interests of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement. Under the terms of the Unwind and Share Exchange Agreement, the IP Stockholders returned to the Company the 7,100,000 common shares they had received from the Company in connection with the March 6, 2007 agreement, which stock is being canceled on the books of the transfer agent, and the Company, in turn, returned to the IP Stockholders all of the IP Property. No cash consideration was involved in the transaction, and the parties exchanged mutual releases. The then -current officers and directors resigned and Mr. J. Dean Burden was named sole officer and director of the Company.

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

As a result of the foregoing, the Company is now a “shell company” as that term is defined under Federal securities laws. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company’s stockholders because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. J. Dean Burden, the Company’s CEO, who may not be considered a professional business analyst. Mr. Burden will be the key person in the search, review and negotiation with potential acquisition or merger candidates. The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of Mr. Burden. In analyzing prospective business opportunities, the Company will consider such matters as:

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

•

specific risk factors not now foreseeable but which then may be anticipated to impact the Company’s proposed activities;

•

the potential for growth or expansion;

•

the potential for profit;

2

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

The Company anticipates that it will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, these expenses will be paid by Mr. Burden with his personal funds as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on the Company’s behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the Company’s present management and stockholders will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s stockholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a “shell” company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s securities may have a depressive effect on the value of its securities in the future, if such a market develops, of which there is no assurance.

Employees

As of February 13, 2009, we had one full-time employee, Mr. Burden, our President and Chief Executive Officer.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

The Company currently maintains its offices at 8050 North University Drive, Tamarac, Florida. Other than this office, the Company does not currently maintain any other office facilities. The office is owned by other parties and allows the Company to use the office facilities without rent. For 2008, the Company’s use of the space was minimal and deemed immaterial.

ITEM 3.

LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the OTCBB under the symbol ATGU. The stock is very thinly traded and the market could be considered illiquid.

On February 13, 2009, the last sale price of our common stock as reported on the OTCBB was $0.39 per share. As of January 31, 2009, there were approximately 59 record owners of our common stock.

Dividend Policy

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

97,000 shares were issued to Akerman Senterfit LLP for a debt settlement.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Atomic Guppy, Inc. formally known as XTX Energy, Inc, and Glen Manor Resources, Inc. (“the Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada. The Company has no subsidiaries or affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company’s Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. On March 6, 2007, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the “Sellers”). In consideration of the acquisition of the Assets, the Company will issue 7,100,000 shares of its restricted common stock (the “Shares”) to the Sellers and their designees. The Closing of the Purchase Agreement is subject to certain conditions, which are described below. The assets (“Assets”) to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

The Company was never able to complete the formulation of the intended business described above. Therefore it was by majority consent that the share holders requested that Mr. J. Dean Burden return to the company as its Chief Executive Officer to reorganize the efforts of the current status of the company and bring it back into compliance and rescind the agreement previously made with the Rothschild group . Mr. Burden proceeded to that means and as a result the following changes were made effective.

Effective December 21, 2007, the Company entered into an Unwind and Share Exchange Agreement with certain of its stockholders, who were officers and/or directors or affiliates of officers and directors, which included Leigh M. Rothschild, Adam Bauman, Neal Lenarsky and Irrevocable Trust Agreement III Jay Howard Linn Trustee (collectively the “IP Stockholders”). Subsequent efforts to fund and develop the assets were not successful, and it was determined that in the interest of the stockholders, it would be advantageous for all parties to unwind and rescind the March 6, 2007 agreement. Under the terms of the Unwind and Share Exchange Agreement, the IP Stockholders returned to the Company the 7,100,000 common shares they had received from the Company in connection with the March 6, 2007 agreement, which stock is being canceled on the books of the transfer agent, and the Company, in turn, returned to the IP Stockholders all of the IP Property. No cash consideration was involved in the transaction, and the parties exchanged mutual releases. The then current officers and directors resigned and Mr. J. Dean Burden was named sole officer and director of the Company.

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

As a result of the foregoing, the Company is now a “shell company” as that term is defined under Federal securities laws. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Its purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages the Company may offer. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company’s stockholders because it will not permit the Company to offset potential losses from one venture against gains from another.

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity. Subsequent to year end, the Company entered into an Agreement with Quamtel, Inc. a Texas Corporation for the acquisition of all of the Quamtel stock in a reverse merger.  A Form 8-K was filed in January of 2009 regarding this transaction.

RESULTS OF OPERATIONS

The Company had no revenues in the year ended October 31, 2008 the same as for the twelve months ended October 31, 2007.

Operating expenses for the twelve months ended October 31, 2008 were $228,586 compared to $632,773 for the twelve months ended October 31, 2007 representing a decrease of $404,187. The decrease is attributable to lower general and administrative expenses during the current year.

As of October 31, 2008 the company has rescinded or effected an unwind of the previous agreement with Leigh Rothschild and others with respect to the acquisition of their intellectual properties and with Yabbly, Inc.

NET LOSS

The net loss for the twelve months ended October 31, 2008 was $244,142, compared to a $4,467,772 loss for the twelve months ended October 31, 2007. The decreased loss was a result of no continuing operations or projects.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of October 31, 2008, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of October 31, 2008.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of October 31, 2008. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of October 31, 2008.

Our management, including the Certifying Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including the Certifying Officer, assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officer concluded that we did not maintain effective internal control over financial reporting as of October 31, 2008 based on the criteria in the Internal Control - Integrated Framework. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to be unable to maintain effective internal control over our financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Subsequent Events

On January 13, 2009 (the “Signing Date”), Atomic Guppy, Inc. (the “Company”) entered into an Share Exchange Agreement (“Share Exchange Agreement”) with WQN, Inc. (“WQN”), a Texas corporation and its sole shareholder. Pursuant to the Share Exchange Agreement, the Company agreed to issue to WQN 150,000,000 shares of its common stock (the “Shares”), in exchange for 100% of the ownership of WQN. The closing of the Share Exchange Agreement is conditioned, among other things, on the re-negotiation of certain outstanding obligations of the Company including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding.

Upon the closing of the Share Exchange Agreement, and the delivery of an information statement to all shareholders of the Company pursuant to SEC Rule 14f-1, a representative of WQN will be appointed as a member of the board of directors of Atomic Guppy, and J. Dean Burden will resign all positions with the Company.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Name	Age	Position Held	Director Since

J. Dean Burden	57	Chief Executive Officer, President and Director	2003

Each director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company’s executive officers and directors.

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

In 1988 to 1993 Mr. Burden has been closely associated with the mortgage lending business and real estate business. During this time he founded Centennial Banc Share Corp., a Colorado corporation engaged in all phases of mortgage lending. The company maintained a $5,000,000 warehouse line of credit and funded its own loans. The company was F.H.A. approved and funded all types of loans ranging from prime “A” rated paper to sub-prime B and C grade notes. The Company was an approved lender with dozens of banks such as Country Wide, Flag Star Bank, Fleet Mortgage, Carl I. Brown among others.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended October 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended October 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended October 31, 2008, except as follows:

•

Mr. Burden failed to file a Form 5 upon his re-appointment as an officer and director of the Company in March of 2008.

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

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

•

understands audit committee functions.

While we would prefer sole director be an audit committee financial expert, he does not have the requisite professional background. As with most small companies until such time our company engages in a business combination with an operating company which will likely result in the addition of new directors, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

DIRECTOR COMPENSATION

We do not have any policies with respect to the compensation of members of our Board of Directors for their services in such role. During fiscal 2008 no member of our Board received any compensation for their Board services.

ITEM 11.

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

SUMMARY COMPENSATION TABLE

J Dean Burden – Salary only, 2008	$215,011

1

No compensation was paid to executive officers in 2007.

2

Mr. Burden served as our President and CEO until March 2007.

3

Mr. Bauman served as the Company’s CEO from March 2007 until December 2007.

4

Mr. Burden was reappointed in December of 2007 and serves currently at $20,000 per month, no bonus or options.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 13, 2009 we had 1,821,879 shares of common stock issued and outstanding. The following table sets forth information known to us as of February 13, 2009 relating to the beneficial ownership of shares of our common stock by:

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On January 31, 2006, the Company’s Chief Executive Officer was issued pre-split 75,532,000 shares of common stock for advances and costs due to the company to support operations, provide working capital and purchase oil and gas leases.

Total amount due by the company to the Chief Executive Officer was $75,532.

Director Independence

Our sole directors are not an “independent” director within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal years ended October 31, 2008 and 2007 for professional services for the audit of the Company’s annual financial statements and the reviews included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $5,500, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $0.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by our sole director.

(5)   Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with XTX Energy, formally Glen Manor Resources Inc., to make any pre-approval policies meaningful. Once XTX Energy, formally Glen Manor Resources Inc., has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)   Audit Hours Incurred

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company’s internal accountant.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	CERTIFICATE OF AMENDMENT RE; REVERSE SPLIT (3)
10.1	Unwind and Share Exchange Agreement dated December 10, 2007(2)
10.2	Rescission agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer, principal financial officer and principal accounting officer *
32.1	Section 1350 Certification*

———————

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

Date: September 21, 2009	Quamtel, Inc.

	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer,

FINANCIAL STATEMENTS

Atomic Guppy, Inc.

Table of Contents

Report of Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Operations	F – 4

Statements of Changes in Stockholders’ Equity	F – 5

Statements of Cash Flows	F – 6

Notes to Financial Statements	F – 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Atomic Guppy, Inc.

We have audited the accompanying balance sheet of Atomic Guppy, Inc. as of October 31, 2008 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

February 4, 2009

ATOMIC GUPPY, INC.

BALANCE SHEET

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,678	$355
Total current assets	1,678	355

Total Assets	$1,678	$355

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$312,087	$247,344
Convertible notes payable	399,500	400,000
Note payable - shareholder	23,908	—
Total current liabilities	735,495	647,344

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value: 200,000,000 shares authorized
1,821,879 and 9,000,004 shares issued and outstanding, respectively	1,822	9,000
Additional paid-in capital	4,439,601	4,275,109
Accumulated deficit	(5,175,240)	(4,931,098)
Total stockholders’ deficit	(733,817)	(646,989)

Total Liabilities and Stockholders’ Deficit	$1,678	$355

See notes to financial statements

ATOMIC GUPPY, INC.

STATEMENTS OF OPERATIONS

	2008	2007

REVENUE	$—	$—

Operating Expenses
Administrative Expenses	228,586	632,773

Total operating expenses	228,586	632,773

Operating loss	(228,586)	(632,773)

Other income (expense)
Interest income	—	119
Interest expense	(15,556)	(19,242)
Impairment of Intangible Assets	—	(3,815,876)

Total other expense	(15,556)	(3,834,999)

Net loss before income taxes	(244,142)	(4,467,772)

Income taxes (expenses) benefits	—	—

NET LOSS	$(244,142)	$(4,467,772)

Net loss per common share	$(0.10)	$(0.06)

Weighted Average Shares Outstanding	2,340,890	75,000,220

See notes to financial statements

ATOMIC GUPPY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid -In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at October 31, 2005	28,287,220	$28,287	$141,145	$(183,851)	$(14,419)

Issuance of common stock for services and outstanding debt	75,642,000	75,642	—	—	75,642
Loss for the year ended October 31, 2006	—	—	—	(279,475)	(279,475)

Balance at October 31, 2006	103,929,220	$103,929	$141,145	$(463,326)	$(218,252)

Issuance of common shares for asset purchase	73,070,784	73,071	3,965,964	—	4,039,035
Reverse stock split-1 for 20	(168,000,000)	(168,000)	168,000	—	—
Loss for the year ended October 31, 2007	—	—	—	(4,467,772)	(4,467,772)

Balance at October 31, 2007	9,000,004	$9,000	$4,275,109	$(4,931,098)	$(646,989)

Issuance of common shares for settlement of accounts payable	190,000	190	157,124	—	157,314
Cancellation of shares pursuant to Unwind and Recession agreements	(7,368,125)	(7,368)	7,368	—	—
Loss for the year ended October 31, 2008	—	—	—	(244,142)	(244,142)

Balance at October 31, 2008	1,821,879	$1,822	$4,439,601	$(5,175,240)	$(733,817)

See notes to financial statements

ATOMIC GUPPY, INC.

STATEMENTS OF CASH FLOWS

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(244,142)	$(4,467,772)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common shares for accounts payable	157,314	—
Impairment of intangible asset	—	3,815,876
Changes in operating assets and liabilities:
Accounts receivable	—	2,280
Accounts payable and accrued expenses	64,743	265,344
Net cash used by operating activities	(22,085)	(384,272)

Cash Flows from Financing Activities
Proceeds from convertible notes	—	400,000
Payment of notes payable	(500)	(20,000)
Advances from officer	23,908	—
Repayment of advance received for joint venture	—	—

Net cash provided by financing activities	23,408	380,000

Net increase (decrease) in cash and cash equivalents	1,323	(4,272)
Cash and cash equivalents, beginning of the period	355	4,627
Cash and cash equivalents, end of the period	$1,678	$355

Supplemental cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$1,556	$19,242

Non cash investing and financing activities:
Issuance of common stock to satisfy accounts payable	$157,314	$—

See notes to financial statements

ATOMIC GUPPY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On March 6, 2007, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the “Sellers”). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 7,100,000 shares of its restricted common stock (the “Shares”) to the Sellers and their designees.

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

As a result of the rescission agreement described herein, the Company now becomes a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

As a shell corporation, the Company intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company’s status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

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

RECLASSIFICATION

Certain prior periods’ balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

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

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

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

NOTE 3 ASSET PURCHASE AGREEMENTS

On March 6, 2007, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Rothschild Trust Holdings, LLC., a Florida limited liability company, Leigh Rothschild, Adam Bauman and Neal Lenarsky (Rothschild Trust Holdings, LLC., Leigh Rothschild, Adam Bauman and Neal Lenarsky, collectively referred to as the “Sellers”). In consideration of the acquisition of the Assets (hereafter defined), the Company issued 7,100,000 shares of its restricted common stock (the “Shares”) to the Sellers and their designees. The closing of the Purchase Agreement was subject to certain conditions, which are described below. The assets (“Assets”) to be acquired by the Company under the Purchase Agreement include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed March 10, 2006) owned by Rothschild Trust Holdings, LLC together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names owned by Adam Bauman, Leigh Rothschild and Neal Lenarsky. The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the Assets.

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

On March 6, 2006, the Company issued 7,100,000 shares of its restricted common stock (the “Shares”) to purchase the assets which include, without limitation (a) pending patent titled Leigh-10 (U.S. Appl. No. 11/373,322; filed

March 10, 2006) together with any intellectual property progeny of Leigh-10 and associated trademarks, including but not limited to codes; and (b) various domain names The Assets further include all proprietary information, documents and records relating to the creation of the Assets and all copyright, copyrightable subject matter (including software) and registrations otherwise material to the use of the assets

 On June 22, 2007, the Company announced a 1 for 20 reverse split of its outstanding common stock shares in which one share of the Company’s Common Stock will be issued in exchange for every 20 shares of holders of record of Common Stock.

The reverse split became effective at the market open June 25, 2007. New share certificates will be issued by the Company’s transfer agent when certificates are physically surrendered, by issuing one new share for every 20 shares surrendered. Fractional shares will not be issued in connection with the reverse split.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 consists of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(244,142)	(4,467,772)
State	—	—
Tax (benefit) from the decrease in valuation allowance	244,142	4,467,772
Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards	$5,175,240
expiring between 2019-2028	—
Depreciation and amortization	—
Other	—
Deferred income tax asset	$5,175,240

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$—
Current	—
Non-current	2,095,972
Less: valuation allowance	(2,095,972)
Net deferred income tax asset	$—

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