Form 10-Q/A
period 2009-06-30
Quamtel, Inc.
filed 2009-09-30
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

QUAMTEL, INC.

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

QUAMTEL, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

                       See Explanatory Note

Item 2.      Management's Discussion and Analysisi of Financial Condition and Results of Operations

                       See Explanatory Note

Item 3.      Qualitative and Quantitative Disclosure About Market Risk

                       See Explanatory Note

Item 4.      Controls and Procedures

                       See Explanatory Note

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

                       See Explanatory Note

Item 1A.    Risk Factors

                       See Explanatory Note

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

                       See Explanatory Note

Item 3.      Defaults Upon Senior Securities

                       See Explanatory Note

Item 4.      Submission of Matters to a Vote of Security Holders

                       See Explanatory Note

Item 5.      Other Information

                       See Explanatory Note

Item 6.      Exhibits

8

Signatures

9

EXPLANATORY NOTE

Quamtel, Inc. (formerly Atomic Guppy, Inc.) (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "June 30, 2009 10-Q"), which was originally filed on August 14, 2009. This Amendment expands the disclosure in the Company’s original Form 10-Q as follows:

1.

Part I Item 1. Financial Statements. Footnote A – Organization and Description of Business (page 4 of the June 30, 2009 10-Q) was expanded to explain when the effect of the reverse merger transaction was accounted for in the financial statements, and that the capital structure of the Company is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting; and

2.

Part II Item 6. Exhibits. Exhibits 31.1 and 32.1 were updated to bring them current, consistent with the date of this Amendment.

This Amendment does not amend or refile any other Items or Exhibits in the June 30, 2009 Form 10-Q.

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

Noncash investing and financing activities
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

The Share Exchange Agreement has been accounted for as a reverse merger, and as such the historical financial statements of WQN are being presented herein as those of the Company.  Accordingly, the effect of the reverse merger transaction was accounted for as of the January 1, 2008, the earliest date presented in the accompanying financial statements.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

The financial information presented herein should be read in conjunction with the financial statements of WQN for the year ended December 31, 2008, as presented in the Company’s Form 8-K filed on August 3, 2009 and amended on September 24, 2009. The accompanying financial statements for the three and six months ended June 30, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

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

Quamtel, Inc.

Dated: September 30, 2009	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer