Form 10-Q
period 2009-09-30
Quamtel, Inc.
filed 2009-11-16
CIK 1122991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2009 is 16,672,090.

QUAMTEL, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

3

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.        Qualitative and Quantitative Disclosures About Market Risk

14

Item 4T.     Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

15

Item 1A.     Risk Factors

15

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.        Defaults Upon Senior Securities

15

Item 4.        Submission of Matters to a Vote of Security Holders

15

Item 5.        Other Information

15

Item 6.        Exhibits

15

Signature

16

PART – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

QUAMTEL, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$188,188	$11,562
Accounts receivable, net	21,687	38,072
Prepaid expenses and deposits	141,738	156,825
Total current assets	351,613	206,459

Property and equipment, net	360,213	229,565
Intangible assets	685,089	367,589

TOTAL ASSETS	$1,396,915	$803,614

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$124,978	$20,380
Accrued expenses	172,608	29,804
Stock-based payable	810,000	—
Unearned revenue	468,745	280,636
Advances from related party	361,887	10,575
Current portion of notes payable	48,960	25,518
Income tax payable	—	971
Total current liabilities	1,987,178	367,885

Noncurrent portion of notes payable	16,249	33,844

TOTAL LIABILITIES	2,003,426	401,729

Shareholders' equity:
Common stock - $0.001 par value; 200,000,000 shares authorized;
16,737,090 and 16,472,090 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectivley	16,672	16,472
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	841,328	383,528
Retained earnings (deficit)	(1,464,511)	1,885
Total shareholders' equity	(606,511)	401,885

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,396,915	$803,614

The accompanying notes are an integral part of these financial statements.

QUAMTEL, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months		Nine Months
	2009	2008	2009	2008

Revenues	$496,179	$908,730	$1,897,100	$2,953,158

Cost of sales	416,086	568,966	1,206,289	1,960,446

Gross profit	80,094	339,764	690,811	992,712

Operating expenses:
Compensation, consulting and related expenses	956,386	212,621	1,432,192	666,075
General and administrative expenses	377,242	107,715	653,443	273,658
Depreciation	21,391	15,163	57,812	43,121
Total operating expenses	1,355,019	335,499	2,143,446	982,854

Income (loss) from operations before income taxes	(1,274,925)	4,265	(1,452,635)	9,858

Other expense:
Interest and financing expense	11,267	1,913	14,732	3,978
Total other expense	11,267	1,913	14,732	3,978

Income (loss) before income taxes	(1,286,192)	2,352	(1,467,367)	5,880

Income tax expense (benefit)	—	800	(971)	1,999

Net income (loss)	$(1,286,192)	$1,552	$(1,466,396)	$3,881

Basic and diluted income (loss) per share:

Income (loss) from operations before income taxes	$(0.08)	$0.00	$(0.09)	$0.00
Income tax expense (benefit)	—	0.00	(0.00)	0.00

Net income (loss) per share	$(0.08)	$0.00	$(0.09)	$0.00

Weighted average number of shares outstanding	16,546,275	16,472,090	16,497,090	16,472,090

The accompanying notes are an integral part of these financial statements.

QUAMTEL, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,466,396)	$3,881
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	57,812	$43,121
Noncash consulting expense	810,000	—
Noncash interest and financing expenses	10,500	—
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	16,385	9,901
Prepaid expenses and deposits	32,087	9,597
Income tax payable	(971)	1,999
Accounts payable	104,597	(30,413)
Accrued expenses	142,804	16,333
Unearned revenue	188,109	(49,201)
Net cash provided by (used in) operating activities	(105,073)	5,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(188,460)	(11,958)
Acquisition of intangible asset	(250,000)	—
Net cash used in investing activities	(438,460)	(11,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	80,000	—
Proceeds from convertible debt issuances	300,000	—
Advances from related parties	351,312	(199,913)
Repayment of notes payable	(11,153)	(5,877)
Net cash provided by (used in) financing activities	720,160	(205,789)

Net increase (decrease) in cash	176,627	(212,530)

Cash and cash equivalents at beginning of period	11,562	243,155
Cash and cash equivalents at end of period	$188,188	$30,625

Supplemental cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$14,732	$3,978

Noncash investing and financing activities:
Issuance of notes payable for property and equipment	$—	$30,123
Issuance of common stock for intangible asset	$67,500	$—
Conversion of note payable to common stock	$310,500	$—

The accompanying notes are an integral part of these financial statements.

QUAMTEL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2009 AND 2008

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 13, 2009, Quamtel, Inc. (formerly Atomic Guppy, Inc.) (“Quamtel”) and WQN, Inc., a Texas corporation (“WQN”) (individually and collectively also referred to as the “Company”) executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN were entitled to receive a total of 15,000,000 post-split shares of Common Stock. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN own approximately 91% of the outstanding Common Stock of Quamtel. In conjunction with closing the Share Exchange Agreement, certain outstanding obligations of Quamtel including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 1,275,000 post-split shares of Quamtel’s common stock.

As a result of the Share Exchange Agreement, WQN became a wholly-owned subsidiary of Quamtel, through which its operations will be conducted. On September 8, 2009, Quamtel filed an amendment to its Articles of Incorporation concluding a one-for-ten reverse split of its common stock, and increasing its authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

The Share Exchange Agreement has been accounted for as a reverse merger, and as such the historical financial statements of WQN are being presented herein as those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

The financial information presented herein should be read in conjunction with the financial statements of WQN for the year ended December 31, 2008, as presented in the Company’s Form 8-K filed on August 3, 2009 and amended on September 24, 2009. The accompanying financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in WQN’s financial statements for the year ended December 31, 2008 as presented in the Company’s Form 8-K filed on August 3, 2009 and amended on September 24, 2009.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

QUAMTEL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The adoption of this standard is not expected to have a material impact (any impact) on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

Other ASUs not effective until after September 30, 2009 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE C - PROPERTY AND EQUIPMENT, NET

At September 30, 2009 and December 31, 2008, respectively, property and equipment consisted of the following:

	2009	2008
	(Unaudited)

Computers and equipment	$444,974	$272,192
Automobile	32,123	32,123
Furniture & Fixtures	18,178	2,500
Total	495,276	306,815
Less accumulated depreciation	(135,062)	(77,250)
Total	$360,213	$229,565

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $57,812 and $43,121, respectively.

QUAMTEL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

NOTE D - INTANGIBLE ASSET

The Company's balance sheet includes an intangible asset with an original cost of $367,589 pertaining to goodwill, recorded primarily in connection with its acquisition in June, 2007.

In August 2009, the Company issued 25,000 of its common shares, valued at $67,500, to acquire an option to purchase the url 800.com (the “Domain Name”). Steven Ivester, an agent of iTella, Inc., (“Assignor”), subsequently acquired the Domain Name in a Bankruptcy Court auction for the sum of $250,000. The acquisition was made for the benefit of the Company. Effective September 30, 2009, in return for the Company reimbursing to Assignor his $250,000 cost, Assignor assigned to the Company all right, title and interest in and to the Domain Name, together with the goodwill of the business symbolized by the Domain Name. The total cost of the Domain Name was $317,500, and is included in Intangible assets in the Company’s balance sheet.

NOTE E – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc. (“Consultant”), has made personal advances to the Company. These advances are repayable upon demand, are unsecured, and are non-interest bearing. Such advances amounted to $361,887 and $10,575 at September 30, 2009 and December 31, 2008, respectively.

See Note D for the Domain Name transaction involving Mr. Ivester.

Effective August 1, 2009 and amended on November 4, 2009, WQN executed a Consulting Services Agreement with Consultant, whereby Consultant shall provide, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, Consultant will be provided an office and administrative support in Weston, Florida. Consultant’s compensation shall consist of the following:

1.

Cash payments totaling $75,000 for the first six months, payable monthly;

2.

Annual cash payments of $250,000 thereafter, payable monthly;

3.

Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues);

4.

Medical insurance benefits for up to three of Consultant’s key employees and their families;

5.

$1,000 per month car allowance plus related auto insurance;

6.

Reimbursement of Consultant’s reasonable business expenses incurred by Consultant in performance of related services;

7.

Grants of stock options pursuant to the Company's Parent 's Equity Incentive Plan in such amounts as may from time to time be determined by the Board of Directors; and

Accrued expenses under the Share Exchange Agreement for the three and nine months ended September 30, 2009 were $22,635. Prior to closing the Share Exchange Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Consulting Services Agreement. The Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

QUAMTEL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

NOTE F - NOTES PAYABLE

	September 30, 2009	December 31, 2008
	(Unaudited)

Notes payable - CIT Bank	$31,320	$32,505
Note payable - American Honda Finance Corporation	21,649	26,857
Note payable - Total Bank	12,240	—

Total notes payable	65,209	59,362

Less current portion	(48,960)	(25,518)

Noncurrent portion	$16,249	$33,844

NOTE G – FINANCING AND OTHER TRANSACTIONS

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to an accredited investor (the “Investor”) receiving net proceeds of $300,000. This note bore interest at 18% and was immediately convertible at the option of the Company into shares of the Company's common stock at $2.70 per share. The Investor also received six-year warrants to purchase 54,000 shares of the Company's common stock for $2.70 per share. On September 10, 2009, this convertible note, plus accrued interest, was converted to 115,000 shares of the Company’s common stock.

On August 20, 2009, the Company also executed a consulting agreement with the Investor, whereby the Investor will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, the Investor shall be issued 300,000 shares of the Company’s common stock, to be registered by October 6, 2009. The shares have not yet been issued or registered, but there are no related penalties. The Company’s obligation to issue the 300,000 common shares has been valued at $810,000 based on the traded market per-share market price per share of $2.70 at August 20, 2009, and has been reflected as Stock-related payable on the company’s balance sheet, and a noncash charge included in Compensation, consulting and related expenses in the Company’s statement of operations.

On September 30, 2009, 150,000 shares of the Company’s common stock were issued for $60,000 cash. In January 2009, pre-merger shares of WQN were issued for $20,000 cash.

NOTE H - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008

Current expense (benefit)	$(971)	$—
Deferred benefit	—	—
Net income tax provision (benefit)	$(971)	$—

The Company's income tax expense (benefit) at the statutory rate was substantially equal to the reported income tax expense (benefit).  The Company is only subject to federal income taxes.

QUAMTEL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

At September 30, 2009, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$498,905
Less valuation allowance	(498,905)
Total	$—

The Company's net operating loss carryforward for federal income tax purposes was approximately $1,467,367 as of September 30, 2009, expiring in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which expires on February 28, 2015. Future minimum lease payments under this operating lease as of September 30, 2009 were $335,097.

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the nine months ended September 30, 2009 and 2008 was $58,261 and $38,787, respectively.

Consulting Agreement

See Note E for a discussion of the Consulting Services Agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Current Report on Form 8-K filed on August 3, 2009 and amended on September 24, 2009.

On January 13, 2009, Quamtel, Inc. (formerly Atomic Guppy, Inc.) (“Quamtel”) and WQN, Inc., a Texas corporation (“WQN”) (individually and collectively also referred to as the “Company”) executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN were entitled to receive a total of 15,000,000 post-split shares of Common Stock. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN own approximately 91% of the outstanding Common Stock of Quamtel. In conjunction with closing the Share Exchange Agreement, certain outstanding obligations of Quamtel including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 1,275,000 post-split shares of Quamtel’s common stock.

As a result of the Share Exchange Agreement, WQN became a wholly-owned subsidiary of Quamtel, through which its operations will be conducted. On September 8, 2009, Quamtel filed an amendment to its Articles of Incorporation concluding a one-for-ten reverse split of its common stock, and increasing its authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

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

Results of Operations for the Nine Months ended September 30, 2009 Compared to the Same Period in 2008

Revenues

Our revenues for the nine months ended September 30, 2009 and 2008 were $1,897,100 and $2,953,158, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition. Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony services.

Cost of Sales and Gross Profit

Cost of sales was $1,206,289 and $1,960,446 for the nine months ended September 30, 2009 and 2008, respectively. This resulted in gross profit of $690,810 (36.4%) and $992,712 (33.6%) for the respective 2009 and 2008 periods. We improved our gross margin earlier in 2009 by negotiating more favorable pricing with our vendors. However, this was partially offset by decreased gross margins in the 3rd quarter of 2009, as discussed below. Our aggregate gross profit decline during the nine months ended September 30, 2009 versus the corresponding 2008 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $2,143,446 and $982,854 for the nine months ended September 30, 2009 and 2008, respectively. Compensation and consulting expenses increased from $666,075 to $1,432,192 during these nine month periods due primarily to the $810,000 noncash consulting agreement charge as described in Note G to the Company’s financial statements, and to a lesser extent the iTella, Inc. consulting agreement entered into in 2009, as described in Note E to the Company’s financial statements. General and administrative (“G&A”) expenses increased from $273,658 in the 2008 period to $653,443 in 2009, primarily due to increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating expense increases noted above, combined to result in a net loss of $1,466,396, compared to net income of $3,881, in the 2009 and 2008 periods, respectively.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Same Period in 2008

Revenues

Our revenues for the three months ended September 30, 2009 and 2008 were $496,179 and $908,730, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.

Cost of Sales and Gross Profit

Cost of sales was $416,086 and $568,966 for the three months ended September 30, 2009 and 2008, respectively. This resulted in gross profit of $80,093 (16.1%) and $339,764 (37.4%) for the respective 2009 and 2008 periods. The decreased gross margin in 2009 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace.

Operating Expenses

Operating expenses were $1,355,019 and $335,499 for the three months ended September 30, 2009 and 2008, respectively, reflecting the compensation and consulting, and G&A expense increases noted above.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating expense increases noted above, combined to result in a net loss of $1,286,192, compared to net income of $1,552, in the 2009 and 2008 periods, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $188,188 at September 30, 2009. Our net cash used in operating activities for the nine months ended September 30, 2009 was $105,073, due primarily to our cash-based net loss during this period, partially offset by increases in our accounts payable, accrued expenses and unearned revenue. Cash was used primarily to purchase the Domain Name and network equipment during this period. Our primary source of funding, as needed, has been through advances from our former shareholder and a sale of common stock and a convertible note for cash.

Since inception of business in 2007, we have sustained a cumulative net loss of $1,464,511 through September 30, 2009. We experienced negative cash flows from operations in 2008, and have been dependent on financing by our former shareholder coupled with limited debt issuances to fund our operations and capital expenditures.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2009.

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

Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $15,000 per month.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2009.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of September 30, 2009:

	Total	2009 (Remainder)	2010	2011	2012	2013

Advances from related party	$121,523	$361,887	$—	$—	$—	$—
Notes payable (principal)	65,209	31,441	13,968	6,000	6,600	7,200
Subtotals	186,732	393,328	13,968	6,000	6,600	7,200

Purchase obligations	—	—	—	—	—	—
Operating leases	262,922	15,466	61,864	61,864	61,864	61,864
Totals	$449,654	$408,794	$75,832	$67,864	$68,464	$69,064

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

(b)

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

See the risk factors set forth in our Current Report on Form 8-K filed on August 3, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with closing the Share Exchange Agreement, the following common shares (post-split) were issued as discussed in Item 1.01 of our Form 8-K filed on August 3, 2009:

eTel Tec, Inc.	14,250,000	shares
Atlantic Lynx Corp.	1,000,000	shares
Steven Ivester	750,000	shares
Larry Moskowitz	50,000	shares
David Magaziner	150,000	shares
Jay M. Haft	25,000	shares
Ada P. Damengella	50,000	shares

On August 25, 2009, the Company issued 25,000 of its common shares, valued at $67,500, to acquire an option to purchase the url 800.com .

On September 1, 2009, 150,000 common shares (post-split) were issued to an investor for $60,000 cash.

On September 10, 2009, 115,000 common shares (post-split) were issued to an investor in exchange for his convertible note, as described in Note G to the Company’s financial statements.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2009 our shareholders approved by majority consent an amendment to our Articles of Incorporation to change our name to QuamTel, Inc, approved a one-for-ten reverse split of our common stock, authorized additional shares of common and preferred stock, and adopted the 2009 Equity Incentive Plan.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description
4.1.1 4.1.2 4.1.3 10.1 10.2 31.1

Gilbert Convertible Note

Gilbert Warrant

Gilbert Subscription Agreement

Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc.

Consulting Agreement between Quamtel, Inc. and Warren Gilbert.

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

QUAMTEL, INC.

Dated: November 16, 2009	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer

16