Form 10-K
period 2009-12-31
Quamtel, Inc.
filed 2010-03-31
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

———————
Form 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757
———————

QUAMTEL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0233452
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 Quorum Drive, Suite 140, Dallas, Texas 75254
(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class
Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐                 Non-accelerated filer ☐                 Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2009, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $44,474,872.

There were 18,811,175 shares of the registrant’s common stock, par value $.001 per share, outstanding on February 28, 2010.

Documents incorporated by reference
Not Applicable.

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

When used in this yearly report, the terms the "Company" "Quamtel," “we," "our," and "us" refers to Quamtel, Inc. a Nevada corporation.

All share and per share information contained in this annual report gives effect to the 1 for 20 (1:20) reverse stock split effective June 22, 2007, and the 1 for 10 (1:10) reverse stock split effective September 8, 2009.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us” and “our” herein refer to the Registrant and WQN, after giving effect to the Merger (as defined below).

The Registrant Quamtel, Inc., formerly known as Atomic Guppy, Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada.  On July 28, 2009, the Registrant and WQN, Inc., a Texas corporation (“WQN”) consummated a Share Exchange Agreement (the “Merger”), pursuant to which the shareholders of WQN received a total of 15,000,000 shares of Common Stock. As a result of the Merger, the shareholders of WQN owned approximately 91% of the then outstanding Common Stock of the Registrant, and WQN became a wholly-owned subsidiary of the Registrant, through which its primary operations are now conducted.

In conjunction with closing the Merger, certain outstanding obligations of the Registrant including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding were exchanged for 1,275,000 shares of the Registrant’s common stock.

WQN was formed as a Texas corporation in June 2007. The Company’s principal office is located at 14911 Quorum Drive, Suite 140 Dallas, Texas 75254, and its telephone number is 972-361-1980.

The Company provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate to specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is virtually the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

The Company’s primary products are international prepaid calling services, primarily marketed as EasyTalk. WQN focuses on quality and convenience features for consumers and believes that EasyTalk is a step beyond the traditional calling cards consumers typically use to place low cost international calls. WQN’s network is securely integrated with its websites and provides customers with instant activation and immediate access to the service, eliminating the need to use a PIN or switch long distance carriers. Through automatic number identification recognition, WQN systematically recognizes the telephone numbers customers register during the online sign up process. EasyTalk consumer features include 24 hour online and over the phone recharge, speed dial, PINless dialing and online access to account balance, call history and purchase history. Due to the high cost of placing international calls directly from a cell phone, a growing number of WQN’s customers register their cell phones with the service to place low cost international calls. WQN plans to continue to focus on the development of online and mobile applications to leverage a broader base of cell phone subscribers with a need to quickly and conveniently place low cost international calls from their cell phones. As of December 31, 2009 WQN had approximately 7,763 prepaid calling card customers including EasyTalk customers. Revenues generated from these product offerings amounted to approximately $2.2 million for the year ended December 31, 2009.

The Company’s consumer based broadband Internet telephony product, RocketVoIP, allows customers to place unlimited local, long distance and international calls using their high-speed Internet connection. Included in RocketVoIP’s monthly service fee are features such as caller ID, call waiting, call forwarding and enhanced voice mail. RocketVoIP customers have the option to use their cell phone to make local, long distance and international calls using the plan’s included minutes. As of December 31, 2009 WQN had approximately 611 Rocket VoIP customers, and revenues generated for this product offering amounted to approximately $210,000 for the year ended December 31, 2009.

The Company’s enhanced personal toll free service, My800Online, allows customers to obtain a toll free number and route it to any home, business or cell phone number in the world. Using My800Online’s account management interface, customers can change the number their personal toll free number is routed to and view their call detail records and billing history online. The Company is currently expanding My800Online to include virtual office features such as auto attendant, faxing, personalized greetings and enhanced voice mail to cater to the needs of small business owners on a tight budget. Approximately $30,000 of revenues were generated for this product in 2009.

Effective September 30, 2009, the Company acquired the URL 800.com for $250,000 cash plus 25,000 of its common shares.  In December 2009, the Company acquired the URL DataJack.com for $30,000 cash plus the commitment to issue 10,000 of its common shares in 2010.  A marketing plan for these acquisitions is currently being developed. The DataJack.com and 800.com URLs are together referred to as the “Domain Names.”

On December 9, 2009, the Company acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). Data Jack was formed in February 2009, and its revenues prior to the Company’s acquisition were $96,113.  Data Jack specializes in delivering nationwide mobile 3G data coverage for a competitive fixed monthly price, through a proprietary USB device connected to any computer with a Windows or Mac operating system.

Our sales and marketing strategy includes the use of the following internet-based approaches:

•	Direct internet advertising;
•	Search engine optimization (SEO) and search engine marketing (SEM) activities, coupled with pay-per-click advertising;
•	Direct e-mail marketing to current customers; and
•	Marketing through affiliates and resellers.

The Company’s websites are accessible 24 hours a day, seven days a week. The websites can be accessed from any location where a connection to the Internet is available, eliminating the need to physically travel to another location to make a purchase and receive delivery. WQN’s websites include the following:

www.wqn.com
www.RocketVoIP.com
www.1800TalkTime.com
www.DataJack.com
www.800.com
www.MyWQN.com
www.ValuecomOnline.com
www.My800Online.com
www.SuperTel.com

Competition

We compete in the retail prepaid calling services market and the consumer broadband Internet telephony market. Many of our competitors are substantially larger and have greater financial, technical, engineering, customer support and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs that could cause significant pricing pressures. Our online presence is in direct competition with other online sellers of prepaid calling and broadband Internet telephony services. Many of our competitors also sell comparable products in physical form in retail stores. Although the market for these services is highly competitive, we believe we can compete effectively because of our experience in the online distribution of products and services, the speed in which we can bring enhanced services and features to market, and our continued focus on quality at a competitive price. Collectively, these advantages represent a competitive advantage that we expect will allow us to expand both in volume and profit margins.

Regulation

International Services

The Company’s international services are regulated by the Federal Communications Commission (“FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of international services. The Company is considered a non-dominant provider of international services. As such, it is subject to minimal regulation and oversight.

The Company is also subject to certain minimal annual reporting requirements for its international operations and must pay annual regulatory fees and contribute to various federal funds including the federal Telecommunications Relay Fund (“TRS”). In addition, the Company must contribute to the funding of the North American Numbering Plan (“NANPA”) and Local Number Portability (“LNPA”) Administrators. The Company is entitled to recover all of these contributions and fees from its customers, either through direct surcharges or as part of its rates. The Company has made, or is in the process of making, the necessary federal filings, has paid the required fees and believes it is in compliance with all applicable requirements.

While the Company must file reports with the FCC for the federal Universal Service Fund (“USF”), the Company’s international operations are generally not subject to a contribution obligation. This is because of the FCC’s Limited International Revenue Exemption (“LIRE”). Under the LIRE, contributors whose interstate revenues comprise less than twelve percent of their combined interstate and international revenues only contribute based on their interstate revenues. However, if the Company’s VoIP operations (see below) grow substantially, the Company may no longer be subject to the LIRE and may be required to contribute to the fund based on its international revenues. However, the Company is entitled to recover its USF contributions from its customers, either through direct surcharges or as part of its rates.

As a non-dominant carrier, the Company is not required to file a tariff for its services and its rates are not regulated by the FCC. The FCC also does not have rules governing the provision of international prepaid services. However, the Company is required to post its rates on its Internet website and maintain records for a specified period of time in order to respond to customer inquiries. The Company is in compliance with these requirements.

As an international provider, the Company is not subject to regulation by any of the state public utility commissions. However, in some states the Company’s prepaid operations may be subject to statutory provisions enforced by the Attorney General or other state agency enforcing consumer protection standards relating to the issuance of prepaid cards, the establishment of prepaid accounts, and disclosures associated with prepaid cards and accounts. The Company believes that its general operating procedures already comply with most of these requirements and that, should it become subject to such requirements, the impact on the Company’s business will be minimal.

Voice Over Internet Protocol (VoIP) Services

The Company’s VoIP services utilize cutting edge technology, the regulatory status of which has not been definitively determined. Specifically, the FCC has not yet determined if the service is an unregulated information service or a regulated telecommunications service. An FCC rulemaking proceeding to identify how various types of IP-enabled service, including VoIP, should be classified and regulated has been pending since 2004.

Starting in 2005, the FCC singled out one particular type of VoIP service, which it calls interconnected VoIP service, for various types of non-rate regulation. Interconnected VoIP service is defined as a service that (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user's location; (3) requires IP-compatible CPE; and (4) permits users generally to receive calls that originate on the PSTN and to terminate calls to the PSTN. This definition fits the type of service that the Company currently provides.

Generally speaking, the FCC views this service as a substitute for traditional telephone service. While not ruling definitively as to whether this service is a telecommunications service, the FCC has imposed various operational obligations on providers of interconnected VoIP service. This includes: providing enhanced 911 (E911) capabilities as a standard feature of all interconnected VoIP and making certain customer disclosures; complying with the requirements of the Communications Assistance for Law Enforcement Act (CALEA); and complying with the FCC’s telecommunications relay service, disability access, Customer Proprietary Network Information (CPNI), and local number portability rules that currently apply to telecommunications carriers. The FCC has not required the filing of tariffs for interconnected VoIP service and does not regulate the rates and charges for such services. The Company believes it is currently in compliance with these operational requirements.

The FCC has also imposed various financial and other reporting requirements on interconnected VoIP providers. This includes registration, annual local competition and broadband reporting, and the filing of annual CPNI statements. In addition, interconnected VoIP providers must report their revenues and contribute to the USF, TRS, NANPA, and LNPA funding mechanisms and pay regulatory fees. The Company is entitled to recover all of these fees from its customers, either through direct surcharges or as part of its rates. The Company believes it is currently in compliance with these reporting and financial requirements.

The FCC had not yet ruled definitively on whether access charges apply to traffic that originates and/or terminates to interconnected VoIP networks. The imposition of such charges may affect the underlying costs of the Company’s service but the Company does not anticipate that it will have an adverse impact on the Company’s business prospects. First, all competitors will be subject to the same requirements, ensuring a level playing field. In addition, if the Company is allowed to asses originating access charges on calls which originate from its customer base and terminate to other carriers, the Company will recognize a new revenue stream not currently available to it.

Since the regulatory status of VoIP service has not been definitively determined, it is possible that additional regulation will be applied to the Company in the future. However, even if the FCC determines that interconnected VoIP services are telecommunications services, the Company would be considered a non-dominant carrier and would not be subject to tariff or rate regulation. Significantly, the FCC has said the interconnected VoIP providers are most similar to wireless carriers, who are largely unregulated on both the federal and state levels.

Interconnected VoIP service has generally not been subject to state public utility commission regulation. In 2004, the FCC ruled that VoIP services meeting certain characteristics are interstate in nature and cannot be regulated by the states. A major reason for the FCC’s decision was the inability of VoIP providers to identify which calls were completed on an interstate basis and which calls were completed on an intrastate basis. The preemption will apply to entities who, like the Company, offer IP-enabled services with these basic characteristics: (1) the service requires a broadband connection; (2) the service requires IP-compatible CPE; and (3) the service offering includes a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allow customers to manage personal communications dynamically, including enabling them to originate and receive voice communications and access other features and capabilities, even video. The FCC’s decision was affirmed by the Eighth Circuit Court of Appeals. However, the Court left open the possibility that “If, in the future, advances in technology undermine the central rationale of the FCC's decision, its preemptive effect may be reexamined.”

Due to this decision, state commissions have not attempted to regulate the rates, terms, and conditions of VoIP service. Significantly, state legislatures have begun to address the proper regulatory treatment of VoIP service and have, in all cases where the issue was considered, amended the state communications statute to expressly prohibit the state from regulating the rates, terms, and conditions of VoIP service. In some cases, state commissions have been given authority to require the registration (but not certification) of VoIP providers and to collect state USF, TRS, and similar fees from VoIP providers. In addition, many states require VoIP providers to collect state 911 (emergency telephone service) charges and remit those to a state entity. The Company is in compliance with these registration and remittance requirements in the states in which it operates. The Company is entitled to recover all of the contributions and fees it must pay from its customers, either through direct surcharges or as part of its rates. While additional states may adopt similar requirements in the future, the Company does not believe that these requirements have, or will have, a materially adverse impact on its business.

From time to time, new legislation may be enacted that affects the telecommunications and VoIP industries and the Company’s business. Additionally, court decisions interpreting existing laws and rules and regulations applicable to the industry may also have a significant effect on the Company’s business. There can be no assurance that the FCC, PUCs, or any other regulatory authorities will not raise material issues with regard to the Company’s compliance with existing regulations or that changes to existing laws and regulations or the enactment of new ones, applicable to the activities of the Company, will not have a material adverse effect on the Company.

Patents and Trademarks

The Company has no patents, and relies on the technical experience of its key employees, coupled with its existing business relationships to support its operations. The Company is pursuing selected trademark applications.

Employees

As of December 31, 2009, the Company had 17 employees, consisting of 6 in management, 4 in technical support, and 7 in customer service and administration.

ITEM 1A. RISK FACTORS

Before you invest in the Company's securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase the Company's securities. If any of the following risks and uncertainties develop into actual events, the Company's business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in the Company.

Risks Relating to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may also hinder our ability to obtain future financing.

In their report dated March 26, 2010, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated loss deficit of $1,930,012 as of December 31, 2009, including a net loss of $1,931,897 for the year ended December 31, 2009. We also had a working capital deficit of $1,330,097 at December 31, 2009 and cash on hand of $94,003. We also expect to incur additional losses for the first quarter of 2010.

 Our ability to continue as a going concern is subject to our ability to increase revenues and generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales, or obtaining financing from various financial institutions where possible. By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected near-term cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. There can be no assurances that our efforts will prove successful. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited operating history upon which you can evaluate us.

The Registrant had no operations just prior to the Merger, and WQN has only been in operation since June 2007 and has incurred substantial operating losses. Therefore we have very limited operating history upon which you can evaluate our current business and prospects. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company a business in the new and rapidly evolving VoIP market.

Insufficient systems capacity or systems failures could harm our business.

Our business depends on the performance and reliability of the computer and communications systems supporting it. Notwithstanding our current capacity, heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. If our systems cannot be expanded successfully to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, and delays in introducing new products and services.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and negatively impact our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results. We cannot predict the likelihood that services provided by third parties may be interrupted.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have also not adopted a Code of Business Conduct and Ethics nor have we yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our internal controls over financial reporting, and our disclosure controls and procedures, are not adequate, and our independent auditors may not be able to later certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities Exchange Commission (the “Commission”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 not later than our fiscal year ending December 2010. As reported in Item 9A(T). Controls and Procedures, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur substantial costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

Our inability to protect our intellectual property rights could adversely affect our business.

To protect our intellectual property rights, we rely on a combination of trademark laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

Intellectual property and proprietary rights of others may prevent us from using the technology necessary to provide our services and may subject us to expensive intellectual property litigation.

If a court determines that the technology necessary for us to provide our services infringes a patent held by another person, and if that person is unwilling to grant us a license on acceptable terms, we may be ordered not to use the technology. We may also be ordered to pay significant monetary damages to the patent-holder. If we are ordered not to use the technology, we may be forced to cease offering services that depend on such use. In the event that a claim of infringement is brought against us based on the use or sale of our technology, or against any of our customers based on the use of our technology which we have agreed to indemnify our customers against, we may be subject to litigation to determine whether there is an infringement. Such litigation is expensive and distracting to our business and operations, regardless of the outcome of the suit.

If our fraud prevention methods are not effective, our business, reputation and financial results may be adversely affected.

We are susceptible to online cardholder-not-present fraud and call processing fraud. We control fraud through the use of internally developed proprietary technology and commercially available licensed technology. Traditional means of controlling online cardholder-not-present fraud insufficiently controls fraudsters who obtain personal credit card information and pose as legitimate cardholders. To address this risk, we have developed automated proprietary as well as off-the-shelf technology, coupled with in-house staff reviews, to constantly monitor and block suspicious transactions based on defined criteria. We are also at risk attempts to hack into our system using various PIN combinations in an attempt to find a valid account. To address this risk, our system has integrated fraud detection mechanisms that detect such patterns and block the numbers from making further attempts. In-house fraud specialists also monitor traffic reports and usage patterns to identify and investigate suspicious calling patterns. While we place a high priority on fraud prevention, there is no guarantee that our measures will be successful in preventing significant fraudulent use of our network and resources, thereby materially adversely affecting our business, reputation and financial results.

We depend on key management personnel and the loss of their services could adversely affect our business.

We rely substantially on the efforts and abilities of our executive officer Stuart Ehrlich, and our non-executive staff and consultants. The loss of the services of any of our key personnel may have a material adverse effect on our business, operations, revenues or prospects. We also do not maintain key-man life insurance policies.

Also, we believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this significant competition, we may experience a shortage of qualified personnel.

We must be able to increase the volume of traffic on our network to become profitable.

Certain aspects of our business depend on the increased volume of traffic on our network. In order to realize our targets for sales and revenue growth, cash flow, operating efficiencies and other network benefits, we must continue to increase the volume of Internet, data, voice and video transmissions on our communications network at acceptable prices. If we do not maintain or improve our current relationship with existing customers and develop new large-volume and enterprise customers, we may not be able to substantially increase traffic on our network. The failure to increase network traffic would adversely affect our ability to become profitable.

Our business depends on our ability to continue to develop effective business support systems, and the failure to do so would have a negative effect on our achievement of financial goals and objectives.

Developing effective business support systems is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed to:

•	implement customer orders for services;

•	provision, install and deliver these services; and

•	bill monthly for these services.

Because our business provides for continued rapid growth in our number of customers and our volume of services we offer, we need to continue to develop our business support systems on an accelerated schedule. Our failure to continue to develop effective business support systems and meet proposed service rollout dates would materially adversely affect our ability to implement our plans for growth and meet our financial goals and objectives.

Termination of relationships with key suppliers could cause delay and increased costs which may adversely affect our business.

Our business is dependent on third-party suppliers for computers, software, transmission electronics and related components that are integrated into our network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs. If that happens, our business may be materially adversely affected.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

Our operations depend on our ability to avoid and mitigate interruptions in service. It is possible that we may experience a failure of the equipment or facility on our network could result in a significant interruption. Our network is subject to a number of events that could affect its ability to transfer information, including power outages, security breaches and computer viruses. Many of these events may be due to forces beyond our control, such as weather conditions, natural disasters and terrorist attacks. As a result, our network may experience information delays or require costly modifications that could interrupt service to our customers or significantly harm our business.

Interruptions in service undermine consumer confidence in our services and affect our ability to retain existing customers and attract new ones. Also, because many of our services are critical to our customers’ businesses, any interruption will result in loss to our customers. Although we disclaim liability for loss arising from interruptions in service beyond our control in our service agreements, a court may not enforce such limitations. As a result, we may be exposed to financial loss if a court orders us to pay monetary damages.

We have generated substantial losses, which we expect will continue.

The development of our communications business has required, and may continue to require, significant expenditures. These expenditures may result in substantial negative cash flow from operating activities and substantial net losses in the near future. We may continue to experience losses and may not be able to achieve or sustain operating profitability in the future. Continued operating losses may limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt and fund our other business needs.

Risks Related to Our Industry

If we are unable to fund the expansion and adaptation of our network to stay competitive in the communications industry, our business would be adversely affected.

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services and technologies, as well as further development of existing services and technologies, may reduce the cost or increase the supply of those we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment and may be better able to respond to the demands of our industry, such as:

•	growing number of customers;

•	development and launching of new services;

•	increased demands by customers to transmit larger amounts of data;

•	changes in customers’ service requirements;

•	technological advances by competitors; and

•	governmental regulations.

In order to stay competitive in our industry we must expand and adapt our network according to these demands. This will require substantial additional financial, operational and managerial resources, which may not be available when needed. If we are unable to fund the expansion or adaptation of our network quickly and at a commercially reasonable cost, our business would be materially adversely affected.

Failure to complete development, testing and introduction of new services, including VoIP services, could negatively affect our ability to compete in the industry.

We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on successful dealings with our vendors and on our vendors fulfilling their obligations in a timely manner. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may discontinue those services and impair any assets or information technology used to develop or offer them.

The prices we charge for our communications services may decrease over time resulting in lost revenue.

Over the past few years the prices telecommunications providers have been able to charge for certain services have decreased. This decrease results from downward market pressure and other factors, including:

•	increased transmission capacity by telecommunications companies on their existing and new networks;

•	customer agreements containing volume-based pricing or other contractually agreed upon price decreases during the term of the agreement; and

•	technological advances or otherwise.

If we are unable to increase traffic volume through additional services and derive additional revenue as prices decrease, our operating results would decline. Declining operating results may lead to lost revenue.

The success of our VoIP services depends on the public acceptance of VoIP telephony and there is no guarantee that our VoIP services will garner broad market appeal.

The success of our Voice over Internet Protocol (or VoIP) services depends on future demand for VoIP telephony services in general in the marketplace. In order for the IP telephony market to continue to grow, several industry developments must take place, including:

•	telephone and cable service providers continuing to invest in the deployment of high speed broadband networks to residential and commercial customers;

•
VoIP networks continuing to improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided;

•
VoIP telephony equipment and services achieving a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service, including emergency calling features and capabilities; and

•	VoIP telephony service providers offering cost and feature benefits to their customers that are sufficient to cause the customers to switch from traditional telephony service providers.

If any or all of these developments fail to occur, our VoIP services business may not continue or grow as expected.

In addition, our VoIP services are a relatively new offering and we have limited experience implementing the related programs. As a result, we may encounter many difficulties, including regulatory hurdles, technological issues, intellectual property matters, developmental constraints and other problems that we may not anticipate. We can provide no assurances that we will be successful in generating significant VoIP revenues.

We are subject to significant regulation which may adversely affect our business and profitability.

The telecommunications industry is subject to significant regulation at the national, state, local and international levels. These regulations affect our business and our existing and potential competitors. Obtaining required regulatory approvals, including those related to acquisitions or financing activities, performing under agreements with local carriers or the enactment of adverse regulation may have a material adverse effect on our business. In addition, future legislative and judicial actions could have a material adverse effect on our business.

Federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional Federal Communications Commission (or FCC) rulemaking. As a result, we cannot predict the legislation’s effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on our business.

The FCC has, to date, treated Internet service providers as enhanced service providers. In addition, Congress has not, to date, sought to heavily regulate intellectual property (or IP) based services. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of proposed legislation, the imposition of new regulations could have a material adverse effect on our business and the profitability of our services.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry, may adversely affect our investor confidence and any restatement of earnings may increase litigation risk and limit our ability to access the capital markets.

Congress, the SEC, other regulatory authorities and the media pay very close attention to financial reporting practices. Particular attention has been focused on the telecommunications industry and companies’ interpretations of generally accepted accounting principles. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Our ability to withstand competition in the telecommunications industry may be impeded by participants with greater resources and a greater number of existing customers.

The telecommunications industry is highly competitive. Many of our existing and potential competitors have resources that are significantly greater than ours with respect to finances, personnel, marketing and other business aspects. Many of these competitors have the added advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

•	the consolidation in the industry led by AT&T and Verizon in the United States;

•	allowing foreign carriers to compete in the U.S. market;

•	further technological advances; and

•	further deregulation and other regulatory initiatives.

If we are unable to compete successfully, our business could be significantly harmed.

Risks Related To Our Common Stock

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of investors in a particular period;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in the company.

We may never issue dividends.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. See “Dividend Policy” for more information. Consequently, an investor’s only opportunity to achieve a return on investment will be if the market price of our common stock appreciates and the shares are sold for a profit.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

As more fully described in our consolidated statement of changes in stockholders’ equity in Item 8, we issued 2,190,000 shares of common stock in 2009, and also issued warrants to purchase 1,054,000 common shares also in 2009. We will continue to so issue additional equity securities pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

In conjunction with the Data Jack, Inc. acquisition more fully described in Note C to the consolidated financial statements in Item 8, additional shares of the Registrant’s common stock are to be issued to the sellers on June 30, 2011, such that the original grant of 1,500,000 shares plus the additional shares shall have a market value of at least $1,500,000, as determined by the average closing prices of the common stock during the month of June 2011.  In addition, at such time as the number of active subscribers for the services of the Data Jack business being conveyed to Purchaser under this Agreement shall reach 100,000 subscribers, Registrant shall issue additional shares of its common stock to the sellers such that the total shares issued to the sellers under the acquisition agreement shall be equal to 20% of the issued and outstanding common stock of the Registrant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal office is located at 14911 Quorum Drive, Suite 140 Dallas, Texas 75254. The Company leases approximately 3,124 square feet of office space, which lease expires in February, 2015. The Company no longer subleases a portion of these premises. On March 1, 2010 the Company also began leasing approximately 2,887 square feet of office space located at 6365 NW 5th Way, Fort Lauderdale, Florida 33309.  This lease expires in February, 2013. The monthly rental and sublease portion on these leases are as follows:

Location	Lease Expires	Aggregate Monthly Installment of Base Rent		Sublessee Portion per Month

Dallas, Texas	February 28, 2015	$5,154		$-
Ft. Lauderdale, FL	February 28, 2013	$2,566	(1)	$-
(1) The monthly base rent increases annually from $1,925 in the first year, to $3,128 in the third year.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Information Statement and a Notice of Action Taken Without a Meeting were furnished by the Company’s Board of Directors to the holders of our common stock at August 10, 2009 (the “Record Date”) in connection with the following matters:

•
The filing of the Amended and Restated Articles of Incorporation, included by reference in Exhibit 3.1 to this Form 10-K, which (i) changed the name of the Company to Quamtel, Inc., and (ii) recapitalized our capital structure by effecting (a) a one-for-ten reverse split of our common stock, such that one new share of our common stock was issued for every ten shares of existing common stock, and (b) increased the aggregate number of shares that we have the authority to issue to 250,000,000 post-reverse split shares, of which 200,000,000 shares are shares of common stock and 50,000,000 shares are shares of preferred stock; and

•	The adoption of the Company’s 2009 Equity Incentive Plan, included by reference in Exhibit 4.1 to this Form 10-K.

Pursuant to Section 78.320 of the Nevada Revised Statutes, any action that may be taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Our Board obtained the required approval for the Amendment and the Plan by means of a written consent of stockholders effective September 8, 2009. A meeting to approve the Amendment and the Plan was therefore unnecessary, and our Board decided to forego the expense of having one.

As described in the Company’s Form 8-K filed on December 14, 2009, following the closing of the Data Jack acquisition, on December 9, 2009, Keith R. Jones was elected to become a member of the Registrant’s Board of Directors.

On December 30, 2009, Registrant’s Board of Directors created an additional Board seat and elected Robert Picow to fill such position. Mr. Picow was also named as the Chairman of the Board of Directors. Mr. Picow will become a consultant to the Company and will devote substantial time on its behalf in the areas of strategic planning, mobile industry expertise, contract negotiations and international business development. The details of a consulting agreement are being negotiated.

On March 16, 2010, Mr. Keith Jones submitted his resignation from Registrant’s Board of Directors, effective March 17, 2010.  The Company will seek to fill the seat with an independent director with industry experience, and will actively recruit additional independent directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is quoted on the OTCBB under the symbol QUMI. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock at the close of each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low

3/31/08	$2.53	$0.30
6/30/08	$0.30	$0.20
9/30/08	$0.25	$0.10
12/31/08	$5.00	$0.02
3/31/09	$4.00	$0.10
6/30/09	$4.90	$1.00
9/30/09	$3.00	$1.00
12/31/09	$2.71	$1.06

Holders

As of February 28, 2010, there were approximately 90 shareholders of record.

Dividends

No dividends have been paid the last two fiscal years.  We have no current plans to pay any future cash dividends on the common stock. Instead, we intend to retain all earnings, other than those required to be paid to the holders of any preferred stock we may issue in the future, to support our operations and future growth. The payment of any future dividends on the common stock will be determined by the board of directors based upon our earnings, financial condition and cash requirements; possible restrictions in future financing agreements, if any; business conditions; and such other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel, Inc., at the sole discretion of, and with terms determined by, the Company’s board of directors. No such options were issued through December 31, 2009.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 9, 2009, 1,500,000 common shares were issued to Data Jack, Inc., a Florida corporation owned by Keith R. Jones, and Schooner Enterprises, Inc., a Nevada corporation owned by John W. Richardson, to acquire all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability company, which was subsequently reorganized into Data Jack, Inc., a Texas corporation.

On December 29, 2009, 100,000 shares of the Company’s common stock were issued to two investors for $100,000 cash.

All of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”).

 Overview

WQN was formed as a Texas corporation in June 2007, when it acquired an operating business that was originally founded in 1996. WQN provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate to specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is nearly the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

Data Jack was formed in February 2009, and its revenues prior to the Company’s acquisition were $96,113.  Data Jack specializes in delivering nationwide mobile 3G data coverage to for a competitive fixed monthly price, through a proprietary USB device connected to any computer with a Windows or Mac operating system.

Results of Operations for the Year Ended December 31, 2009 Compared to the Same Period in 2008

Revenues

Our revenues for the years ended December 31, 2009 and 2008 were $2,462,060 and $3,755,916, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony services. Inflation has not had a material effect on revenues during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $1,638,895 and $2,412,209 for the years ended December 31, 2009 and 2008, respectively. This resulted in gross profit of $823,164 (33.4%) and $1,343,707 (35.8%) for the respective 2009 and 2008 periods. The decreased gross margin in 2009 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the year ended December 31, 2009 versus the corresponding 2008 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $2,729,233 and $1,289,300 for the years ended December 31, 2009 and 2008, respectively. Compensation and consulting expenses increased from $805,243 to $1,748,645 during these periods due primarily to the $810,000 noncash consulting agreement charge as described in Note I to the Company’s consolidated financial statements and, to a lesser extent, the iTella, Inc. consulting agreement entered into in 2009, as described in Note G to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $425,622 in 2008 to $890,832 in 2009, primarily due to increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating expense increases noted above, combined to result in a net loss of $1,931,897, compared to net income of $28,025, in 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $94,003 at December 31, 2009. Our net cash used in operating activities for the year ended December 31, 2009 was $752,551, due primarily to our cash-based net loss during this period, partially offset by increases in our accounts payable, advances from a former shareholder, and unearned revenue. Cash was used primarily to purchase the Domain Names and network equipment during this period. Our primary source of funding, as needed, has been through advances from a former shareholder under an unsecured revolving non-interest bearing promissory note payable with a maximum amount of $1,000,000, and sales of common stock and a convertible note for cash. Advances under this unsecured promissory note totaled $758,781 at December 31, 2009.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since its Share Exchange Agreement described in Note A above, has incurred a retained earnings deficit of $1,930,012 through December 31, 2009, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainly that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors have added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company that is a shareholder of the Company and is controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert referred to in Note H to the consolidated financial statements, plus accrued interest.  Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, with the principal and any unpaid interest due on or before February 27, 2016. The Secured Note is secured by substantially all of the Company’s assets.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2009.

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

Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $25,000 per month.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history and lack of substantial historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

Critical Accounting Policies

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. A description of our critical accounting policies follows:

1.
In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill.

2.
Our revenues are primarily derived from fees charged to terminate voice services over the Company's network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company's network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s balance sheet as unearned revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are included following the signature page to this Form 10-K.

The audited financial statements of the aquiree Mobile Internet Devices, LLC are incorporated by reference to the Company’s Current Report on Form 8-K/A as filed on February 23, 2010.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act as of December 31, 2009, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2009.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2009. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

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

Our management, including the Certifying Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria in the Internal Control - Integrated Framework. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to be unable to maintain effective internal control over our financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors:

Names:	Ages	Titles:	Board of Directors (1)
Stuart Ehrlich	36	President and Chief Executive Officer	Director
Marcin Pycko	31	Chief Technology Officer
Gladys Perez	36	Vice President and Secretary	Director
Robert Picow	54		Director, Chairman
———————
(1) Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our Board of Directors.

Currently, our directors are not compensated for their services (see Robert Picow’s compensation in Item 11. Executive Compensation for his services as an employee beginning January 1, 2010), although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board member nominations. The Board has chosen to separate the Chairman and Chief Executive Officer positions in order to enhance the independence of the Board and management. There was one Board meeting by telephone on January 21, 2010, and several actions by written consent.

Biographical resumes of each officer and director are set forth below.

Stuart Ehrlich joined the Company at the closing of the Exchange as its President, Chief Executive Officer and as a director. Since August 2005, he has been the president of CandoCorp., a private consulting firm focused on the telecommunications, finance, technology and entertainment industries. From 2005 to 2006, he was a director of BioBalance, a publicly traded biotechnology company. For five years prior to August 2005, Mr. Ehrlich was executive vice president of Datawind, a Canadian corporation that produced a hardware and software product for the wireless telephone industry. He is a licensed attorney in Massachusetts. Mr. Ehrlich brings relevant general management, public company and telecommunications experience to his position as a Board member.

Marcin Pycko became Chief Technical Officer upon the closing of the Exchange. From 2004 until the present, he has been CEO of PhonicEQ, Inc., a manufacturer of telecommunications hardware. Also from 2004 to 2007, he consulted with Voiceglo, a unit of The Globe.com, Inc., developing peer-to-peer telecommunications via the Internet. Prior to 2004, he worked at Digium, Inc and Nasza telecom, S.A., one of the first free-enterprise telecom operators in Warsaw, Poland. Mr. Pycko also earned a Telecommunications degree in 2002 from the Warsaw University of Technology. Mr. Pycko brings relevant general management and technical telecommunications experience to his position as a Board member.

Gladys Perez has served as a consultant for WQN since June 2007, formulating strategies to diversify its product portfolio and penetrate new ethnic markets. From March 1999 through May 2006, she served as a marketing consultant for the Sun-Sentinel, Inc., and from 1989 through 1999 she held marketing and management positions with Caribbean Overseas Trading, Inc. and Embassy Suites. Ms. Perez brings relevant management and marketing experience to her position as a Board member.

Robert Picow has served as a Director of the Company since December 2009. Mr. Picow is the Vice Chairman of Eezinet Corporation, which is a private telecommunications company holding PCS licenses for cellular spectrum. He served as Chairman of Cenuco, Inc. (which subsequently changed its name to Lander Co., Inc. and is now known as Ascendia Brands, Inc.), a public communications technology company, from April 2004 until its merger with Lander Co., Inc. Mr. Picow has served as a member of the board of directors of Cenuco, Inc. (now Ascendia) since July 2003, and as chief executive officer of the Cenuco Wireless division since 2005. From June 1996 to August 1997, he served as the Vice Chairman of Brightpoint, Inc., a publicly traded communications company, and was its President from June 1996 until October 1997. In 1981, Mr. Picow founded Allied Communications, Inc., the pioneer U.S. wireless electronics distributorship, serving 16 years as its Chairman, Chief Executive Officer and President until the 1996 merger of Allied and Brightpoint, Inc. Since May 2001, he has served as a Director of Fundamental Management Corporation, a private fund management company whose partnerships hold an investment in the Company. He also is a Director of Infosonics Corporation, a multinational telecommunications company, and of American Telecom Services, Inc., a provider of internet phone and prepaid long distance communications services. Mr. Picow is currently a board member of the following public companies: Eezinet Corporation, SMF, and Infosonics Corporation.  During the past five years, Mr. Picow also served on the boards of the following public companies: Ascendia Brands, Inc., Cenuco, Inc., and American Telecom Services, Inc. Mr. Picow brings relevant general management, public company and telecommunications experience to his position as a Board member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the year ended December 31, 2009.

Board Committees

The Company does not maintain a separately-designated, standing audit committee, compensation committee, or nominating committee, and the Board performs these functions. Due to the Company’s relatively small size, the Board has determined that it is not necessary to have a separately-designated, standing nominating committee or procedures for submitting shareholder nominations. The Board has not established separately-designated, standing audit committee or compensation committee for similar reasons. Eventually, the Board will review the advisability of establishing audit, compensation and nominating committees composed primarily of independent directors to perform the functions normally performed by such groups.

Code of Ethics

Due to its relatively small size, the Company has not yet adopted a comprehensive written code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. It is generally the Company’s policy that its operations are to be conducted in compliance with applicable laws and regulations and with high ethical standards. This policy applies to all employees and others working on behalf of Quamtel wherever located.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to WQN’s Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Ivester,CEO and President until July 2009	2008	$282,000	N/A	N/A	N/A	N/A	N/A	$1,809	$283,809
Steven Ivester	2009	$140,000	N/A	N/A	N/A	N/A	N/A	$-	$140,000
Stuart Ehrlich, CEO and President since August 2009	2009	$27,039	N/A	N/A	N/A	N/A	N/A	$-	$27,039
Marcin Pycko, CTO since August 2009	2009	$24,249	N/A	N/A	N/A	N/A	N/A	$-	$24,249
Gladys Perez, VP and Secretary since August 2009	2009	$20,358	N/A	N/A	N/A	N/A	N/A	$-	$20,358

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements with Executive Officers

All of the Company’s employees are employed at-will. The Company intends to enter into an employment agreement with Stuart Ehrlich. Terms of such an agreement have not yet been set.

Beginning January 1, 2010, Robert Picow, a director of the Company, is also employed in a non-officer position with the Company. His 2010 compensation to date has consisted of 24,000 shares of the Company’s common stock, and cash payments totaling $15,000.

Consulting Agreements

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc.  shall provide, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. Consultant’s compensation shall consist of the following:

1.	Cash payments totaling $8,333 for the first two months, payable monthly;
2.	Cash payments totaling $66,667 for the next four months, payable monthly;
3.	Annual cash payments of $250,000 thereafter, payable monthly;
4.
Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues), subject to an annual calendar year cap of $800,000;

5.
Employees of Consultant  may be eligible for grants of stock options pursuant to the Company’s  2009 Equity Incentive  Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

6.	Reimbursement of reasonable, related business expenses.

Expenses under the Restated Consulting Services Agreement for the year ended December 31, 2009 were $109,761, of which $31,261 is unpaid and included in accrued expenses at December 31, 2009. Prior to closing the Restated Consulting Services Agreement, the Company did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

On August 20, 2009, the Company also executed a one-year consulting agreement with consultant Warren Gilbert, whereby Mr. Gilbert will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mr. Gilbert was issued 300,000 shares of the Company’s common stock, which was subsequently registered in a registration statement on Form S-8 filed on November 9, 2009.

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Directors do not receive compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Option Plans

The Company’s 2009 Equity Incentive Plan allows for the issuance of options to purchase up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel, Inc., at the sole discretion of, and with terms determined by, the Company’s board of directors. No such options were issued through December 31, 2009.

Beneficial Ownership

The following table sets forth information as of February 28, 2010, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 18,811,175 shares of common stock issued and outstanding as of February 28, 2010:

•	Each person known by us to own beneficially more than five percent of our outstanding common stock;
•	Each of our directors and prospective directors;
•	Our Chief Executive Officer and each person who serves as an executive officer of the Company; and
•	All our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days, except as otherwise noted, through the exercise or conversion of any stock option, warrant, preferred stock or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

The address for each of our officers and directors is c/o Quamtel, Inc. 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class

eTeltec Inc.	8,100,000	43.1%
Gladys Perez (2)	8,100,000	43.1%
Steven Ivester (2)	8,100,000	43.1%
Keith R. Jones (1)(4)	1,250,000	6.5%
John W. Richardson (1)(3)	1,250,000	6.5%
Schooner Enterprises Inc. (1)	1,250,000	6.5%
Data Jack, Inc. (1)	1,250,000	6.5%
Gilder Funding Corp.	4,425,000	23.5%
Robert Picow	524,000	2.8%
  ———————
(1) Includes warrants to purchase 500,000 shares of common stock.
(2) Beneficial ownership is through eTeltec, Inc.
            (3) Beneficial ownership is through Schooner Enterprises Inc.
            (4) Beneficial ownership is through Data Jack, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc., (more fully described in Note G to the Company’s consolidated financial statements)  has made personal advances to the Company. These advances under a revolving unsecured promissory note with a maximum amount of $1,000,000, are repayable upon demand, and are non-interest bearing. Such advances amounted to $758,781 and $10,575 at December 31, 2009 and 2008, respectively.

On December 15, 2009, the Company issued an unsecured $200,000 promissory note payable (the “Note”) to Warren Gilbert (the “Holder”) for cash.  The Note bears interest at 18% per year, and unpaid principal and interest is repayable in full on June 15, 2010. The Holder will be paid $40 toward the Note for each Data Jack unit sold, plus a $5.00 spiff (in addition to interest) on each Data Jack unit sold up to 5,000 units.

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to Warren Gilbert, receiving net proceeds of $300,000. This note bore interest at 18% and was subsequently converted into 115,000 shares of the Company's common stock. Mr. Gilbert also received six-year warrants to purchase 54,000 shares of the Company's common stock for $2.70 per share.

On August 20, 2009, the Company also executed a one-year consulting agreement with Mr. Gilbert, who is also the president of Gilder Funding Corp., a shareholder of the Company, whereby he will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mr. Gilbert was issued 300,000 shares of the Company’s common stock, which were registered in a registration statement on Form S-8 on November 9, 2009.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp, a company that is a shareholder of the Company and is controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert referred to in Note H to the consolidated financial statements, plus accrued interest.  Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, with the principal and any unpaid interest due on or before February 27, 2016. The Secured Note is secured by substantially all of the Company’s assets.

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Jewett, Schwartz, Wolfe & Associates provided services to us during the years ended December 31, 2009 and 2008 in the categories shown below.

	Years Ending
	December 31,
	2009	2008
Audit Fees (1)	$43,000	$17,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
            ———————
(1)
Audit fees - These are fees billed for professional services performed by Jewett, Schwartz, Wolfe & Associates for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by Jewett, Schwartz, Wolfe & Associates that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by Jewett, Schwartz, Wolfe & Associates with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by Jewett, Schwartz, Wolfe & Associates.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2009 and 2008, must be pre-approved by the Board, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder. (3)
2.2	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009. (3)
2.3	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., Data Jack, Inc. and Mobile Internet Devices, LLC. (6)
3.1	Amended and Restated Articles of Incorporation. (7)
3.2	Bylaws. (1)
4.1	2009 Equity Incentive Plan. (4)
4.2	Warrant to Purchase Common Stock issued to W. Gilbert, dated August 12, 2009. (5)
4.3	Convertible Note issued to Gilder Funding Corp., dated August 20, 2009. (5)
4.4	Subscription Agreement between Quamtel and W. Gilbert, dated August 20, 2009. (5)
4.5	Form of Warrant to Purchase Common Stock to be used by Data Jack, Inc. and Schooner Enterprises, Inc., effective December 9, 2009. (6)
4.6	Note issued to Warren Gilbert on December 15, 2009.*
4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010.*
4.8	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010.*
4.9	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010.*
10.1	Unwind and Share Exchange Agreement, dated December 10, 2007. (2)
10.2	Rescission Agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC, dated December 10, 2007. (2)
10.3	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009. (5)
10.4	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009. (8)
23.1
Consent of Jewett, Schwartz, Wolfe & Associates to incorporate financial statements for fiscal year-end December 31, 2009 into Registration Statements on Form S-8 (File Nos. 333-162587 and 333-162988).*

31.1	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act. *
32.1
Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audited financial statements of the aquiree Mobile Internet Devices, LLC. (9)
99.2	Proforma unaudited condensed consolidated statement of operations for the year ended December 31, 2009. *

*filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB as filed on October 12, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 11, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on August 3, 2009.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (file No. 333-162987) as filed on November 9, 2009.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q as filed on November 16, 2009.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2009.
(7)	Incorporated by reference to the Definitive Proxy Statement as filed on August 17, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K/A as filed on February 23, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010		QUAMTEL, INC.

	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President,
principal executive officer and principal financial and accounting officer

CONSOLIDATED FINANCIAL STATEMENTS

Quamtel, Inc.

Table of Contents

Report of Registered Public Accounting Firm	F – 2

Consolidated Balance Sheet	F – 3

Consolidated Statements of Operations	F – 4

Consolidated Statements of Changes in Stockholders' Equity	F – 5

Consolidated Statements of Cash Flows	F – 6

Notes to Consolidated Financial Statements	F – 7 -15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quamtel, Inc.

We have audited the accompanying consolidated balance sheets of Quamtel, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quamtel, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $1,900,000 as of December 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida March 26, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Quamtel, Inc.
Consolidated Balance Sheets
Years Ended December 31, 2009 and 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$94,003	$11,562
Accounts receivable, net	30,367	38,072
Income tax receivable	11,678	-
Inventory	61,750	-
Prepaid expenses and deposits	449,705	156,825
Total current assets	647,503	206,459

Property and equipment, net	404,472	229,565
Intangible assets	2,653,109	367,589

TOTAL ASSETS	$3,705,084	$803,613

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$383,234	$20,380
Accrued expenses	113,901	29,804
Unearned revenue	445,347	280,636
Advances from related party	758,781	10,575
Stock-based payable	26,000	-
Current portion of notes payable	250,336	25,518
Income tax payable	-	971
Total current liabilities	1,977,599	367,884

Noncurrent portion of notes payable	14,496	33,844

TOTAL LIABILITIES	1,992,095	401,728

Shareholders' equity:
Common stock - $0.001 par value; 200,000,000 shares authorized;
18,662,175 and 16,472,175 shares issued and outstanding at
December 30, 2009 and December 31, 2008, respectivley	$18,662	$16,472
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	3,624,338	383,528
Retained earnings (deficit)	(1,930,012)	1,885
Total shareholders' equity	1,712,988	401,885

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,705,083	$803,613

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Income Statement
Years ended December 31, 2009 and 2008

	2009	2008

Revenues	$2,462,060	$3,755,916

Cost of sales	1,638,895	2,412,209

Gross profit	823,165	1,343,707

Operating expenses:
Compensation, consulting and related expenses	1,748,645	805,243
General and administrative expenses	890,832	425,622
Depreciation and amortization	89,756	58,435
Total operating expenses	2,729,233	1,289,300

Income (loss) from operations before income taxes	(1,906,069)	54,407

Other expense:
Interest and financing expense	26,799	11,945
Total other expense	26,799	11,945

Income (loss) before income taxes	(1,932,868)	42,462

Income tax expense (benefit)	(971)	14,437

Net income (loss)	$(1,931,897)	$28,025

Basic and diluted income (loss) per share:

Income (loss) from operations before income taxes	$(0.12)	$0.04
Income tax expense (benefit)	(0.00)	0.01

Net income (loss) per share	$(0.12)	$0.03

Weighted average number of shares outstanding	16,676,668	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended Decemember 31, 2009 and 2008

				Retained
	Common Stock		Additional Paid-	Earnings
	Shares	Amount	in Capital	(Deficit)	Total

Balance as of December 31, 2007, after giving retroactive	16,472,175	$16,472	$383,528	$(26,140)	$373,860
effect to the merger dated July 28, 2009

Net income for the year		-	-	28,025	28,025

Balance as of December 31, 2008	16,472,175	16,472	383,528	1,885	401,885

Common stock issued for debt conversion	115,000	115	310,385	-	310,500
Common stock issued for services	300,000	300	809,700	-	810,000
Common stock issued for Data Jack, Inc. acquisition	1,500,000	1,500	1,873,500	-	1,875,000
Common stock issued for cash	250,000	250	179,750	-	180,000
Common stock issued for 800.com acquisition	25,000	25	67,475	-	67,500
Net loss for the year		-	-	(1,931,897)	(1,931,897)

Balance as of December 31, 2009
	18,662,175	$18,662	$3,624,338	$(1,930,012)	$1,712,988

The accompanying notes are an integral part of these financial statements.

Quamtel, Inc. Consolidated Statements of Cash Flows
For the Years Ended December 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,931,897)	28,025
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	89,757	58,435
Noncash consulting expense	810,000	-
Noncash interest and financing expenses	10,500	-
Changes in operating assets and liabilities net of assets
and liabilities acquired:
Accounts receivable	7,706	24,738
Inventory	(61,750)	-
Prepaid expenses and deposits	(275,880)	(13,359)
Income tax payable	(12,649)	14,437
Accounts payable	362,854	(96,129)
Accrued expenses	84,097	(10,478)
Unearned revenue	164,711	(27,481)
Net cash used in operating activities	(752,551)	(21,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(256,726)	(13,966)
Acquisition of tangible assets, net of liabilities assumed	(44,957)	-
Acquisition of intangible assets	(280,000)	-
Net cash used in investing activities	(581,683)	(13,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	180,000	-
Proceeds from convertible debt issuances	300,000	-
Proceeds from promissory note issuances	250,000	-
Advances from (repayments to) related party	748,206	(189,500)
Repayment of notes payable	(61,529)	(6,315)
Net cash provided by (used in) financing activities	1,416,677	(195,815)

Net increase (decrease) in cash	82,441	(231,593)

Cash and cash equivalents at beginning of period	11,562	243,155
Cash and cash equivalents at end of period	$94,003	$11,562

Supplemental cash flow information:
Cash paid for taxes	$5,378	$-
Cash paid for interest	$26,799	$11,945

Noncash investing and financing activities:
Issuance of notes payable for property and equipment	$-	$42,462
Issuance of common stock for intangible assets	$1,968,500	$-
Conversion of note payable to common stock	$310,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quamtel, Inc., formerly known as Atomic Guppy, Inc., XTX Energy, Inc. and Glen Manor Resources Inc., (the “Company”) was incorporated on November 16, 1999 under the laws of the State of Nevada.  Prior to the closing of the share exchange agreement described below, the Company was a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407.

On January 13, 2009, the Company executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN, Inc. were entitled to receive a total of 15,000,000 post-split shares of the Company’s common stock. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN, Inc. owned approximately 91% of the outstanding Common Stock of Quamtel. In conjunction with closing the Share Exchange Agreement, certain outstanding obligations of Quamtel including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 1,275,000 post-split shares of Quamtel’s common stock.

As a result of the Share Exchange Agreement, WQN, Inc. became a wholly-owned subsidiary of Quamtel, through which its operations are now conducted. On September 8, 2009, Quamtel filed an amendment to its Articles of Incorporation concluding a one-for-ten reverse split of its common stock, and increasing its authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

The Share Exchange Agreement has been accounted for as a reverse merger, and as such the historical financial statements of WQN, Inc. are being presented herein as those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quamtel, Inc. and its wholly owned subsidiary Data Jack, Inc.  All significant intercompany transactions and balances have been eliminated.  The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including amounts in book overdraft positions, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2009 and 2008 was zero.

Prepaid Expenses and Deposits
A $300,000 cash payment was made in December 2009 for a planned inventory purchase.  The inventory was received in January 2010 but was not as ordered.  Therefore it was returned for a cash refund.  The $300,000 paid was included in prepaid expenses and deposits in the consolidated balance sheet at December 31, 2009.

Income Taxes
The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share assumes the dilutive effect of all potential outstanding common shares attributable to outstanding options, warrants, and convertible notes.

Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition
The Company follows the guidance in Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 104 states that revenue is realized or realizable and earned when all of the following  criteria are met:  persuasive  evidence  of an  arrangement  exists,  services  have been rendered,  the  seller's  price  to the  buyer is  fixed  or  determinable,  and collectibility  is reasonably  assured.

Revenues are primarily derived from fees charged to terminate voice services over the Company's network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company's network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheet as unearned revenue. As of December 31, 2009 and 2008, the Company recorded unearned revenue of $445,347 and $280,636, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful lives of assets range from three to five years. The Company reviews the recoverability of its property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize its intangible asset (goodwill), but instead tests its goodwill for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill.

Stock-Based Compensation
              Compensation costs related to share-based payment transactions are recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies and improves disclosure requirements related to fair value measurements and disclosures. The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE C - ACQUISITION

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). The purchase price consisted of the following:

(1)	1,500,000 shares of Quamtel’s restricted common stock;
(2)
additional shares of Quamtel’s common stock on June 30, 2011, such that the original grant of 1,500,000 shares plus the additional shares shall have a market value of at least $1,500,000, as determined by the average closing prices of the Quamtel’s common stock during the month of June 2011;

(3)
at such time as the number of active subscribers for the services of the Company being conveyed to Quamtel shall reach 100,000 subscribers, Quamtel shall issue additional shares of its common stock to Sellers such that the total shares issued to Sellers under (1) above and this section shall be equal to 20% of the issued and outstanding common stock of the Purchaser;

(4)	five-year cashless stock purchase warrants to purchase 1,000,000 shares of Quamtel’s restricted common stock, at an exercise price of $2.68;
(5)
12% of the net profit of Data Jack for as long as the subsidiary is owned by Quamtel, which amount shall include the business being acquired and all future enhanced products and services developed in the company platform, including but not limited to other SIM enhanced products; and

(6)
$15.00 of each activation fee for each new Data Jack customer plus 50% of the activation fee in excess of $62.50 per customer, which amounts are refundable by Sellers if the customer terminates service prior to the time required by Data Jack’s network provider.

The condensed Data Jack balance sheet, reflecting the net fair value amounts assigned to each major asset and liability, as of its acquisition date is as follows:

Cash	$11,438
Accounts receivable	76
Accounts payable	(56,471)
Net liabilities assumed	(44,958)

Goodwill	1,919,957

Net fair value of assets acquired	$1,874,999

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The goodwill recorded for the acquisition of Data Jack represents the fair market value of liabilities as of the acquisition date, plus $1,875,000, which represents the value of the Company's common stock issued pursuant to the acquisition.  The warrants issued had nominal value at the acquisition date.

NOTE D - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since its Share Exchange Agreement described in Note A above, has incurred a retained earnings deficit of $1,930,012 through December 31, 2009, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company's independent auditors have added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE E - PROPERTY AND EQUIPMENT, NET

At December 31, 2009 and 2008, respectively, property and equipment consisted of the following:

	2009	2008

Computers and equipment	$512,341	$272,192
Automobile	32,123	32,123
Furniture & Fixtures	19,077	2,500
Total	563,541	306,815
Less accumulated depreciation	(159,069)	(77,250)
Total	$404,472	$229,565

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $81,818 and $58,435, respectively.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - INTANGIBLE ASSETS

At December 31, 2009 and 2008, respectively, intangible assets consisted of the following:

	2009	2008

Goodwill associated with the acquisition of WQN, Inc.	$367,589	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	1,919,957	-
Acquisition of 800.com domain name	317,500	-
Acquisition of DataJack.com domain name	56,000	-
Total	2,661,046	367,589
Less accumulated amortization	(7,938)	-
Total	$2,653,108	$367,589

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $7,938 and $0, respectively. Amortization expense for the next five years related to the domain names is projected to be $37,350 per year.

The goodwill amounts of $367,589 and $1,919,957 were recorded primarily in connection with the WQN, Inc. acquisition in June, 2007, and the Data Jack acquisition in December, 2009, respectively.

In August 2009, the Company issued 25,000 of its common shares, valued at $67,500, to acquire an option to purchase the URL 800.com (the “800 Domain Name”). Steven Ivester, an agent of iTella, Inc., (“Assignor”), subsequently acquired the 800 Domain Name in a Bankruptcy Court auction for the sum of $250,000. The acquisition was made for the benefit of the Company. Effective September 30, 2009, in return for the Company reimbursing to Assignor his $250,000 cost, Assignor assigned to the Company all right, title and interest in and to the 800 Domain Name. The total cost of the 800 Domain Name was $317,500 which is less than its estimated fair value, and is being amortized over a period of 10 years.

In December 2009, the Company purchased the URL DataJack.com (the "DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares which were valued at $26,000.  The shares have not yet been issued, and the liability is reflected as a stock-based payable on the Company’s consolidated balance sheet at December 31, 2009.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

NOTE G – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company. These advances under a revolving promissory note are repayable upon demand, are unsecured, and are non-interest bearing. Such advances amounted to $785,781 and $10,575 at December 31, 2009 and 2008, respectively. See Note F for the 800 Domain Name transaction involving Mr. Ivester.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc.  will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation shall consist of the following:

1.	Cash payments totaling $8,333 for the first two months, payable monthly;
2.	Cash payments totaling $66,667 for the next four months, payable monthly;
3.	Annual cash payments of $250,000 thereafter, payable monthly;
4.
Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues), subject to an annual calendar year cap of $800,000;

5.
Employees of Consultant  may be eligible for grants of stock options pursuant to the Company’s  Equity Incentive  Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

6.	Reimbursement of reasonable, related business expenses.

Expenses under the Restated Consulting Services Agreement for the year ended December 31, 2009 were $109,761, of which $31,261 is unpaid and included in accrued expenses at December 31, 2009. Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

On August 20, 2009, the Company also executed a one-year consulting agreement with Mr. Warren Gilbert, who is the president of Gilder Funding Corp., a shareholder of the Company, whereby Mr. Gilbert will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mr. Gilbert was issued 300,000 shares of the Company’s common stock, which were registered on a registration statement on Form S-8 on November 9, 2009.

NOTE H - NOTES PAYABLE

At December 31, 2009 and 2008, notes payable consisted of the following:

	2009	2008

Promissory note payable - shareholder	$200,000	$-
Notes payable - CIT Bank	35,899	32,505
Note payable - American Honda Finance Corporation	20,256	26,857
Note payable - Total Bank	8,678	-

Total notes payable	264,833	59,362

Less current portion	(250,336)	(25,518)

Noncurrent portion	$14,497	$33,844

 On December 15, 2009, the Company issued an unsecured $200,000 promissory note payable (the Note”) to a shareholder (the “Holder”) for cash.  This note bears interest at 18% per year, and unpaid principal and interest is repayable in full on June 15, 2010. The Holder will be paid $40 toward the Note for each Data Jack unit sold, plus a $5.00 spiff (in addition to interest) on each Data Jack unit sold up to 5,000 units.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The CIT bank notes are associated with computer purchases in 2007, are repayable in 36 equal monthly payments through August and September 2010, are unsecured, and bear interest at 24.49% per year.

The American Honda Finance Corporation note is related to an automobile purchase in 2008, is repayable in 60 equal monthly payments through June 2013, is secured by the automobile, and bears interest at 9.45% per year.

The Total Bank note is associated with an insurance policy, is repayable in equal monthly payments of $1,283  through July 2010, is unsecured, and bears interest at 10.34% per year.

The noncurrent portion of notes payable at December 31, 2009 is substantially payable by the end of 2011.

See Note G for a discussion of advances to the Company from Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc., under an unsecured revolving promissory note.

See also Note M for a secured promissory note executed on February 27, 2010.

NOTE I – FINANCING AND OTHER TRANSACTIONS

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to an accredited investor, Mr. Warren Gilbert (the “Consultant”), receiving net proceeds of $300,000. This note bore interest at 18% and was immediately convertible at the option of the Company into shares of the Company's common stock at $2.70 per share. The Consultant also received six-year warrants to purchase 54,000 shares of the Company's common stock for $2.70 per share. On September 10, 2009, this convertible note, plus accrued interest, was converted to 115,000 shares of the Company’s common stock.

On August 20, 2009, the Company also executed a one-year consulting agreement with the Consultant, whereby the Consultant will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, the Consultant was issued 300,000 shares of the Company’s common stock, which were registered on a registration statement on Form S-8 on November 9, 2009. The 300,000 common shares were valued at $810,000 based on the traded market per-share market price per share of $2.70 at August 20, 2009, and has been reflected as additional paid-in capital on the company’s consolidated balance sheet, and a noncash charge included in Compensation, consulting and related expenses in the Company’s consolidated statement of operations.

On September 30, 2009, 150,000 shares of the Company’s common stock were issued for $60,000 cash.  On December 29, 2009, 100,000 shares of the Company’s common stock were issued for $100,000 cash.  Prior to the Exchange, $20,000 was invested in pre-merger shareholders’ equity.

NOTE J – EQUITY INCENTIVE PLAN

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel, Inc., at the sole discretion of, and with terms determined by, the Company’s board of directors. No such options have been issued through December 31, 2009.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Years ended
	December 31, 2009	December 31, 2008

Current benefit	$(971)	$14,437
Deferred benefit	-	-
Net income tax benefit	$(971)	$14,437

The Company's income tax expense (benefit) at the statutory rate of 34% was substantially equal to the reported income tax expense (benefit). The Company is only subject to federal income taxes.

At December 31, 2009, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$656,845
Less valuation allowance	(656,845)
Total	$-

At December 31, 2008, the Company had no deferred tax asset or related valuation allowance.

The Company's net operating loss carryforward for federal income tax purposes was approximately $1,932,868 as of December 31, 2009, expiring in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which expires on February 28, 2015. Future minimum lease payments under this operating lease as of December 31, 2009 are $247,456, payable at the rate of $61,864 per year through 2013, and $41,243 in 2014.

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the years ended December 31, 2009 and 2008 was $70,727 and $52,599, respectively.

Consulting Agreements

See Note G for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

NOTE M – SUBSEQUENT EVENTS

On March 18, 2010, the Company executed an Unsecured Revolving Promissory Note (the "Unsecured Note") payable to Mr. Steven Ivester, the Company's former sole shareholder and currently a consultant to the Company, in the maximum amount of $1,000,000. The advances under the Unsecured Note are repayable upon demand and are non-interest bearing. The Unsecured Note documents the advances Mr. Ivester previously made to the Company, which advances amounted to $758,781 as of December 31, 2009.

        On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp, a company controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert referred to in Note H, plus accrued interest.  Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, with the principal and any unpaid interest due on or before February 27, 2016. The Note is secured by substantially all of the Company’s assets.