Form 10-Q
period 2010-03-31
Quamtel, Inc.
filed 2010-05-17
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________ to ___________

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

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2010 is 19,006,175.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Quamtel, Inc.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$525,601	$94,003
Accounts receivable, net	16,286	30,367
Income tax receivable	11,678	11,678
Inventory	6,625	61,750
Prepaid expenses and deposits	137,918	449,704
Total current assets	698,108	647,502

Property and equipment, net	424,247	404,472
Intangible assets	2,731,299	2,653,109
Other assets	25,000	-

TOTAL ASSETS	$3,878,654	$3,705,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$469,951	$383,234
Accrued expenses	80,112	113,901
Unearned revenue	340,589	445,347
Advances from related party	479,309	758,781
Stock-based payable	26,000	26,000
Current portion of notes payable	222,772	250,336
Total current liabilities	1,618,733	1,977,599

Noncurrent portion of notes payable	867,937	14,496

TOTAL LIABILITIES	2,486,670	1,992,095

Shareholders' equity:
Common stock - $0.001 par value; 200,000,000 shares authorized;
18,981,175 and 18,662,175 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	18,981	18,662
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	4,172,454	3,624,338
Retained earnings (deficit)	(2,799,451)	(1,930,012)
Total shareholders' equity	1,391,984	1,712,988

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,878,654	$3,705,083

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Income Statements (Unaudited) Three Months Ended March 31, 2010 and 2009

	2010	2009

Revenues	$703,748	$712,850

Cost of sales	490,762	407,595

Gross profit	212,986	305,255

Operating expenses:
Compensation, consulting and related expenses	667,669	229,063
General and administrative expenses	345,232	123,426
Depreciation and amortization	34,185	16,070
Total operating expenses	1,047,086	368,559

Loss from operations before income taxes	(834,100)	(63,304)

Other expense:
Interest and financing expense	35,339	2,592
Total other expense	35,339	2,592

Loss before income taxes	(869,439)	(65,896)

Income tax expense (benefit)	-	(971)

Net loss	$(869,439)	$(64,925)

Basic and diluted loss per share:

Loss from operations before income taxes	$(0.05)	$(0.06)
Income tax expense (benefit)	-	-

Loss per share	$(0.05)	$(0.06)

Weighted average number of shares outstanding	18,805,064	1,020,000

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total

Balance as of December 31, 2009	18,662,175	$18,662	$3,624,338	$(1,930,012)	$1,712,988

Common stock issued for services	129,000	129	321,081	-	321,210
Common stock issued for cash	165,000	165	164,810	-	164,975
Common stock issued for domain name acquisition	25,000	25	62,225	-	62,250
Net loss for the period		-	-	(869,439)	(869,439)

Balance as of March 31, 2010	18,981,175	$18,981	$4,172,454	$(2,799,451)	$1,391,984

 The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(869,439)	$(64,925)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	34,185	16,070
Noncash compensation and consulting expense	321,210	-
Changes in operating assets and liabilities net of assets
and liabilities acquired:
Accounts receivable	14,080	3,498
Inventory	55,125	-
Prepaid expenses and deposits	311,787	19,179
Income tax payable	-	(971)
Accounts payable	86,717	71,683
Accrued expenses	(33,788)	10,809
Unearned revenue	(104,758)	17,893
Net cash provided by (used in) operating activities	(184,881)	73,236

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(44,524)	(80,558)
Acquisition of intangible assets	(25,377)	-
Deposit paid	(25,000)
Net cash used in investing activities	(94,901)	(80,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	164,975	20,000
Proceeds from issuance of notes payable	1,050,000	-
Net advances from (repayments to) related party	(279,472)	(10,575)
Repayment of notes payable	(224,123)	(527)
Net cash provided by financing activities	711,380	8,898

Net increase in cash	431,598	1,576

Cash and cash equivalents at beginning of period	94,003	11,562
Cash and cash equivalents at end of period	$525,601	$13,138

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$20,825	$2,592

Noncash investing and financing activities:
Issuance of common stock for intangible assets	$62,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of the Share Exchange Agreement, WQN, Inc. became a wholly-owned subsidiary of Quamtel, through which its operations are now conducted. On September 8, 2009, Quamtel filed an amendment to its Articles of Incorporation concluding a one-for-ten reverse split of its common stock and increasing its authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

The Share Exchange Agreement has been accounted for as a reverse merger, and as such the historical financial statements of WQN, Inc. are being presented herein as those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability company (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”).

The financial information presented herein should be read in conjunction with the financial statements of Quamtel for the year ended December 31, 2009, as presented in the Company’s Form 10-K filed on March 31, 2010. The accompanying financial statements for the three months ended March 31, 2010 and 2009 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Quamtel’s financial statements for the year ended December 31, 2009 as presented in the Company’s Form 10-K filed on March 31, 2010.

NOTE C - PROPERTY AND EQUIPMENT, NET

At March 31, 2009 and December 31, 2009, respectively, property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Computers and equipment	$563,668	$519,144
Automobile	32,123	32,123
Furniture & Fixtures	12,274	12,274
Total	608,065	563,541
Less accumulated depreciation	(183,818)	(159,069)
Total	$424,247	$404,472

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $24,749 and $16,070, respectively.

NOTE D - INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009, respectively, intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Goodwill associated with the acquisition of WQN, Inc.	$367,589	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	1,919,957	1,919,957
Acquisition of 800.com domain name	317,500	317,500
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of other domain names	87,627	-
Total	2,748,673	2,661,047
Less accumulated amortization	(17,374)	(7,938)
Total	$2,731,299	$2,653,109

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $9,436 and $0, respectively.

The goodwill amounts of $367,589 and $1,919,957 were recorded primarily in connection with the WQN, Inc. acquisition in June, 2007, and the Data Jack acquisition in December, 2009, respectively.

In August 2009, the Company issued 25,000 of its common shares, valued at $67,500, to Mr. Loren Stocker to acquire an option to purchase the URL 800.com (the “800 Domain Name”). Steven Ivester, an agent of iTella, Inc., (“Assignor”), subsequently acquired the 800 Domain Name in a Bankruptcy Court auction for the sum of $250,000. The acquisition was made for the benefit of the Company. Effective September 30, 2009, in return for the Company reimbursing to Assignor his $250,000 cost, Assignor assigned to the Company all right, title and interest in and to the 800 Domain Name. The total cost of the 800 Domain Name was $317,500 which is less than its estimated fair value, and is being amortized over a period of 10 years.

In December 2009, the Company purchased the URL DataJack.com (the "DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares which were valued at $26,000.  The shares have not yet been issued, and the liability is reflected as a stock-based payable on the Company’s consolidated balance sheet at March 31, 2010.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

In January 2010, the Company purchased the URL machine2machine.com and similarly-named domains (the "M2M Domain Names”) for a cash payment of $25,377, plus 25,000 of the Company’s common shares which were valued at $62,250.  The total cost of the M2M Domain Names was $87,627 which is less than its estimated fair value, and is being amortized over a period of 10 years.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE E – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $479,309 and $785,781 at March 31, 2010 and December 31, 2009, respectively. See also Note D for the 800 Domain Name transaction involving Mr. Ivester.

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation consists of the following:

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

Expenses under the Restated Consulting Services Agreement for the three months ended March 31, 2010 and year ended December 31, 2009, respectively, were $121,671 and $109,761.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

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

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE F - NOTES PAYABLE

At March 31, 2010 and December 31, 2009, notes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Secured promissory note payable - shareholder	$1,000,000	$-
Promissory note payable - shareholder	-	200,000
Notes payable - CIT Bank	36,858	35,899
Note payable - American Honda Finance Corporation	18,829	20,256
Note payable - Total Bank	5,022	8,677
Other note payable	30,000	-

Total notes payable	1,090,709	264,832

Less current portion	(222,772)	(250,336)

Noncurrent portion	$867,937	$14,496

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert discussed in the following paragraph, plus accrued interest.  Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, with the principal and any unpaid interest due on or before February 27, 2016. The Secured Note is secured by substantially all of the Company’s assets.

On December 15, 2009, the Company issued an unsecured $200,000 promissory note payable to Gilder Funding Corp. for cash.  This note bore interest at 18% per year and was repaid in conjunction with the Secured Note discussed in the preceding paragraph.

The CIT bank notes are associated with computer purchases in 2007, are repayable in 36 equal monthly payments through August and September 2010, are unsecured, and bear interest at 24.49% per year. The Company is currently in arrears on payments.

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

The Other note payable represents an advance from a person related to the Company’s President, is non-interest bearing, and is repayable on demand.

The noncurrent portion of notes payable at December 31, 2009 is substantially payable by the end of 2011.

See Note E for a discussion of advances to the Company under an unsecured revolving promissory note from Steven Ivester, who is the Company’s former sole shareholder and currently is the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE G – FINANCING AND OTHER TRANSACTIONS

 In the first quarter of 2010, the Company issued 319,000 shares of common stock valued at $548,435 as follows:

•	165,000 shares were issued and sold to four accredited investors for net proceeds of $164,975.

•	100,000 shares valued at $249,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2010.

•	24,000 shares valued at $59,760 were issued to Robert Picow as compensation for minor consultation services performed from time-to-time for the Company.

•	5,000 shares valued at $12,450 were issued to Marc Moore in exchange for consultation services.

•	25,000 shares valued at $62,250 were issued in connection with the Company’s acquisition of the M2M Domain Names.

NOTE H - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Three Months Ended March 31,
	2010	2009

Current benefit	$-	$(971)
Deferred benefit	-	-
Net income tax benefit	$-	$(971)

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

Computed at statutory rate	34.0%	34.0%
Stock-related compensation and consulting expenses	-12.6%	0.0%
Valuation allowance	-21.4%	-34.0%
Total	0.0%	0.0%

At March 31, 2010, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$567,843
Less valuation allowance	(567,843)
Total	$-

The Company's net operating loss carryforward for federal income tax purposes was approximately $1,671,096 as of March 31, 2010, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards. The Company is only subject to federal income taxes.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which expires on February 28, 2015. The Company is also obligated under a non-cancelable operating lease for its Fort Lauderdale office facilities, which expires on February 28, 2013. Future minimum lease payments under these operating leases as of March 31, 2010 are as follows:

						2014 and
	Total	2010	2011	2012	2013	Thereafter

Dallas	$304,164	$46,398	$61,864	$61,864	$61,864	$72,175
Ft Lauderdale	92,388	17,325	29,589	36,090	9,384	-
	$396,552	$63,723	$91,453	$97,954	$71,248	$72,175

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises in 2009) for the three months ended March 31, 2010 and 2009 was $25,191and $13,812 respectively.

Consulting Agreement

See Note E for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Annual Report on Form 10-K filed on March 31, 2010.

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

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability company (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”).

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

Results of Operations for the Three Months ended March 31, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the three months ended March 31, 2010 and 2009 were $703,748 and $712,850, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues were $149,239 for three months ended March 31, 2010 (none in the corresponding 2009 period, since Data Jack was acquired in December 2009), partially offsetting the India-based revenue decline.

Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony and wireless internet access services. Inflation has not had a material effect on net sales and revenues or on income from continuing operations during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $490,762 and $407,595 for the three months ended March 31, 2010 and 2009, respectively. This resulted in gross profit of $212,986 (30.3%) and $305,255 (42.8%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the three months ended March 31, 2010 versus the corresponding 2009 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $1,047,086 and $368,559 for the three months ended March 31, 2010 and 2009, respectively. Compensation and consulting expenses increased from $229,063 to $667,669 during these three month periods due primarily to the $321,210 noncash compensation and consulting services as described in Note G to the Company’s consolidated financial statements, and to a lesser extent the iTella, Inc. consulting agreement entered into in 2009, as described in Note E to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $123,426 in the 2009 period to $345,232 in 2010, primarily due to increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Other Expenses

Interest and financing expenses increased from $2,592 in the first quarter of 2009 to $35,339 in the first quarter of 2010, due primarily to the secured and unsecured promissory notes payable discussed in Note E and Note F to the Company’s consolidated financial statements.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating and other expense increases noted above, combined to result in a net loss of $869,439 and $64,952, in the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $525,601 at March 31, 2010. Our net cash used in operating activities for the three months ended March 31, 2010 was $184,881, due primarily to our cash-based net loss during this period, partially offset by a decrease in our prepaid expenses and deposits, and other working capital changes. Our primary sources of funding, have been through the proceeds of the $1,000,000 secured promissory note payable received in the first quarter of 2010 as discussed in Note F to the Company’s consolidated financial statements, and from advances from a former shareholder under an unsecured revolving non-interest bearing promissory note payable with a maximum amount of $1,000,000 as described in Note E to the Company’s consolidated financial statements, and sales of common stock and other notes payable for cash. Advances under the unsecured revolving promissory note totaled $479,309 at March 31, 2010.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Share Exchange Agreement, has incurred a retained earnings deficit of $2,799,451 through March 31, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainty that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

            These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company that is a shareholder of the Company and is controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert referred to in Note F to the consolidated financial statements, plus accrued interest.  Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, with the principal and any unpaid interest due on or before February 27, 2016. The Secured Note is secured by substantially all of the Company’s assets.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2010.

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

Critical Accounting Policies

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to each estimate and are likely to differ to some extent from actual results. A description of our critical accounting policies follows:

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2010:

		2010				2014 and
	Total	(Remainder)	2011	2012	2013	Thereafter

Advances from related party	$479,309	$479,309	$-	$-	$-	$-
Notes payable (principal)	1,090,709	184,421	175,497	188,469	218,766	323,556
Subtotals	1,570,018	663,729	175,497	188,469	218,766	323,556

Purchase obligations	-	-	-	-	-	-
Operating leases	396,552	63,723	91,453	97,954	71,248	72,175
Totals	$1,966,570	$727,452	$266,950	$286,423	$290,014	$395,731

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of March 31, 2010, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of a company’s consolidated financial statements will not be prevented or detected.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2010. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)           Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed on March 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2010, the Company issued 319,000 shares of common stock valued at $548,435 as follows:

•	165,000 shares were issued and sold to four accredited investors for net proceeds of $164,975.

•	100,000 shares valued at $249,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2010.

•	24,000 shares valued at $59,760 were issued to Robert Picow as compensation for minor consultation services performed from time-to-time for the Company.

•	5,000 shares valued at $12,450 were issued to Marc Moore in exchange for consultation services.

•	25,000 shares valued at $62,250 were issued in connection with the Company’s acquisition of the M2M Domain Names.

All of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description
4.1	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010. (1)
4.2	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010. (1)
4.3	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith
(1)	Incorporated by reference to the 2009 Annual Report on Form 10-K as filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Dated: May 17, 2010	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer