Form 10-Q
period 2010-06-30
Quamtel, Inc.
filed 2010-08-16
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

QUAMTEL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	000-31757	98-0233452
(State of Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

14911 Quorum Drive, Suite 140, Dallas, Texas 75254
(Address of Principal Executive Office) (Zip Code)

(972) 361-1980
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of each of the issuer's classes of common equity as of July 30, 2010 is 19,216,175.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL INFORMATION

Quamtel, Inc.
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$136,026	$94,003
Accounts receivable, net	18,031	30,367
Income tax receivable	11,678	11,678
Inventory	34,740	61,750
Prepaid expenses and deposits	122,733	449,704
Total current assets	323,208	647,502

Restricted cash	150,000	-
Property and equipment, net	387,288	404,472
Intangible assets	2,722,351	2,653,109

TOTAL ASSETS	$3,582,847	$3,705,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$518,197	$383,234
Accrued expenses	137,540	113,901
Unearned revenue	309,203	445,347
Advances from related party	665,298	758,781
Stock-based payable	260,000	26,000
Current portion of notes payable	326,774	250,336
Total current liabilities	2,217,012	1,977,599

Noncurrent portion of notes payable	1,075,236	14,496

TOTAL LIABILITIES	3,292,248	1,992,095

Shareholders' equity:
Common stock - $0.001 par value; 200,000,000 shares authorized;
19,031,175 and 18,662,175 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	19,031	18,662
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	4,272,154	3,624,338
Stock repurchase	(100,000)	-
Retained earnings (deficit)	(3,900,586)	(1,930,012)
Total shareholders' equity	290,599	1,712,988

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,582,847	$3,705,083

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Income Statement (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months		Six Months
	2010	2009	2010	2009

Revenues	$472,155	$688,071	$1,175,903	$1,400,921

Cost of sales	445,835	382,609	936,598	790,203

Gross profit	26,320	305,462	239,305	610,718

Operating expenses:
Compensation, consulting and related expenses	731,712	246,743	1,399,382	475,806
General and administrative expenses	264,307	152,774	609,538	276,200
Depreciation and amortization	28,463	20,351	62,648	36,421
Total operating expenses	1,024,482	419,868	2,071,568	788,427

Loss from operations before income taxes	(998,162)	(114,406)	(1,832,263)	(177,709)

Other expense:
Loss on disposition of assets	72,625	-	72,625	-
Interest and financing expense	30,347	873	65,686	3,465
Total other expense	102,972	873	138,311	3,465

Loss before income taxes	(1,101,134)	(115,279)	(1,970,574)	(181,174)

Income tax expense (benefit)	-	-	-	(971)

Net loss	$(1,101,134)	$(115,279)	$(1,970,574)	$(180,203)

Basic and diluted loss per share:

Loss from operations before income taxes	$(0.06)	$(0.11)	$(0.10)	$(0.18)
Income tax expense (benefit)	-	-	-	(0.00)

Loss per share	$(0.06)	$(0.11)	$(0.10)	$(0.18)

Weighted average number of shares outstanding	19,020,735	1,020,000	18,913,495	1,020,000

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Six Months Ended June 30, 2010

				Retained
	Common Stock		Additional Paid-	Earnings
	Shares	Amount	in Capital	(Deficit)	Total

Balance as of December 31, 2009	18,662,175	$18,662	$3,624,338	$(1,930,012)	$1,712,988

Common stock issued for services	169,000	169	394,791	-	394,960
Common stock issued for cash	165,000	165	164,810	-	164,975
Common stock issued for domain name acquisition	35,000	35	88,215	-	88,250
Net loss for the period		-	-	(1,970,574)	(1,970,574)

Balance as of June 30, 2010	19,031,175	$19,031	$4,272,154	$(3,900,586)	$390,599

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,970,574)	$(180,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,648	36,421
Loss on disposition of assets	72,625	-
Noncash compensation and consulting expense	654,960	-
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	12,336	(2,673)
Inventory	27,010	-
Prepaid expenses and deposits	326,971	27,220
Income tax payable	-	(971)
Accounts payable	134,963	79,505
Accrued expenses	23,639	45
Unearned revenue	(136,144)	26,593
Net cash used in operating activities	(791,566)	(14,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(98,505)	(112,182)
Acquisition of intangible assets	(26,577)	-
Increase in restricted cash	(150,000)
Net cash used in investing activities	(275,082)	(112,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	164,975	20,000
Proceeds from issuance of notes payable	1,400,000	-
Advances from (repayments to) related party	(93,483)	110,948
Cash paid to redeem common stock	(100,000)	-
Repayment of notes payable	(262,821)	(4,041)
Net cash provided by financing activities	1,108,671	126,907

Net increase in cash	42,023	662

Cash and cash equivalents at beginning of period	94,003	11,562
Cash and cash equivalents at end of period	$136,026	$12,224

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$59,999	$2,592

Noncash investing and financing activities:
Issuance of common stock for intangible assets	$88,250	$-

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

The financial information presented herein should be read in conjunction with the financial statements of Quamtel for the year ended December 31, 2009, as presented in the Company’s Form 10-K filed on March 31, 2010. The accompanying financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Quamtel’s financial statements for the year ended December 31, 2009 as presented in the Company’s Form 10-K filed on March 31, 2010.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Share Exchange Agreement, has incurred a retained earnings deficit of $3,900,586 through June 30, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainty that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

NOTE C – RESTRICTED CASH

At June 30, 2010, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit (the “LOC”) held in escrow related to the Company’s performance under a service contract with one of its telecommunication service providers (the “Service Provider”). In accordance with the terms of the LOC, the Service Provider may draw on the LOC in the event of a payment default under the contract.  The LOC’s initial term expires on April 14, 2013, and is renewable annually thereafter.  Accordingly, the restricted cash balance of $150,000 as of June 30, 2010 is classified as noncurrent in the Company’s consolidated balance sheet.

NOTE D - PROPERTY AND EQUIPMENT, NET

    At June 30, 2009 and December 31, 2009, respectively, property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Computers equipment and software	$468,009	$519,144
Automobile	32,123	32,123
Furniture & Fixtures	12,274	12,274
Total	512,406	563,541
Less accumulated depreciation	(125,118)	(159,069)
Total	$387,288	$404,472

        Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $43,063 and $36,421, respectively.

NOTE E - INTANGIBLE ASSETS

        At June 30, 2010 and December 31, 2009, respectively, intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Goodwill associated with the acquisition of WQN, Inc.	$367,589	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	1,919,957	1,919,957
Acquisition of 800.com domain name	317,500	317,500
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of other domain names	88,827	-
Total	2,749,873	2,661,047
Less accumulated amortization	(27,522)	(7,938)
Total	$2,722,351	$2,653,109

        Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $19,585 and $0, respectively.

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

In December 2009, the Company purchased the URL DataJack.com (the "DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares which were valued at $26,000, which were issued on May 4, 2010.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

In January 2010, the Company purchased the URL machine2machine.com and similarly-named domains (the "M2M Domain Names”) for a cash payment of $25,377, plus 25,000 of the Company’s common shares, which were valued at $62,250.  The total cost of the M2M Domain Names plus other domain names purchased in 2010 was $88,827 which is less than their estimated fair value, and is being amortized over a period of 10 years.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $665,298 and $758,781 at June 30, 2010 and December 31, 2009, respectively. See also Note E for the 800 Domain Name transaction involving Mr. Ivester.

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation consists of the following:

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

Expenses under the Restated Consulting Services Agreement for the six months ended June 30, 2010 and year ended December 31, 2009, respectively, were $226,665 and $109,761.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

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

NOTE G - NOTES PAYABLE

        At June 30, 2010 and December 31, 2009, notes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Secured promissory note payable - shareholder and related party	$1,215,620	$-
Promissory note payable - shareholder	-	200,000
Notes payable - CIT Bank	37,750	35,899
Note payable - American Honda Finance Corporation	17,368	20,256
Note payable - Total Bank	1,272	8,677
Other notes payable	130,000	-

Total notes payable	1,402,010	264,832

Less current portion	(326,774)	(250,336)

Noncurrent portion	$1,075,236	$14,496

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert discussed in the following paragraph, plus accrued interest.  On May 21, 2010 the Secured Note was increased by $250,000 reflecting additional cash proceeds. Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, requiring monthly principal and interest payments of $27,000 beginning June 15, 2010.  The Secured Note is secured by substantially all of the Company’s assets.

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

The other notes payable include a $30,000 advance from a person related to the Company’s President, which is non-interest bearing and is repayable on demand.  The remaining $100,000 represents an advance paid by Mr. Warren Gilbert toward an anticipated future purchase of the Company’s common stock.

The noncurrent portion of notes payable at June 30, 2010 is substantially payable by the end of 2015.

See Note F for a discussion of advances to the Company under an unsecured revolving promissory note from Steven Ivester, who is the Company’s former sole shareholder and currently is the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc.

NOTE H – FINANCING AND OTHER TRANSACTIONS

During the first six months of 2010, the Company issued 369,000 shares of common stock valued at $648,185 as follows:

●	165,000 shares were issued and sold to four accredited investors for net proceeds of $164,975.

●	100,000 shares valued at $249,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2010.

●	24,000 shares valued at $59,760 were issued to Robert Picow as compensation for consultation services performed from time-to-time for the Company.

●	5,000 shares valued at $12,450 were issued to Marc Moore in exchange for consultation services.

●	35,000 shares valued at $88,250 were issued in connection with the Company’s acquisition of the various domain names.

●	25,000 shares valued at $36,250 were issued to Martin Lefrancois in exchange for consultation services.

●	15,000 shares valued at $37,500 were issued to Loren Stocker in exchange for consultation services.

On March 25, 2010, in order to settle certain disputes with a shareholder (the “Selling Shareholder”), the Company agreed to purchase and redeem 100,000 shares of its common stock owned by the Selling Shareholder for cash payments totaling $100,000.  Of this amount, $60,000 was paid by June 30, 2010.  The $40,000 balance is currently in arrears, and is included in accrued expenses on the Company’s consolidated balance sheet at June 30, 2010.

On June 7, 2010, the Company executed a one-year consulting agreement with Mr. Windel Thelusma, whereby Mr. Thelusma will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mr. Thelusma was issued 100,000 shares of the Company’s common stock valued at $260,000 on July 9, 2010, which were registered on a registration statement on Form S-8 on November 9, 2009.  The $260,000 is included in stock-based payable on the Company’s consolidated balance sheet at June 30, 2010.

NOTE I - INCOME TAXES

        The components of the Company's income tax expense (benefit) are as follows:

	Six Months Ended June 30,
	2010	2009

Current benefit	$-	$(971)
Deferred benefit	-	-
Net income tax benefit	$-	$(971)

        The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

Computed at statutory rate	34.0%	34.0%
Stock-related compensation and consulting expenses	-11.3%	0.0%
Valuation allowance	-22.7%	-34.0%
Total	0.0%	0.0%

        At June 30, 2010, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$828,754
Less valuation allowance	(828,754)
Total	$-

               The Company's net operating loss carryforward for federal income tax purposes was approximately $2,438,482 as of June 30, 2010, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards.  Consequently, the Company did not recognize a benefit from operating loss carry-forwards.  The Company is only subject to federal income taxes.

NOTE J – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which expires on February 28, 2015. The Company is also obligated under a non-cancelable operating lease for its Fort Lauderdale office facilities, which expires on February 28, 2013. Future minimum lease payments under these operating leases as of June 30, 2010 are as follows:

						2014 and
	Total	2010	2011	2012	2013	Thereafter

Dallas	$288,624	$30,924	$61,848	$61,848	$61,848	$72,156
Ft Lauderdale	86,613	11,550	29,589	36,090	9,384	-
	$375,237	$42,474	$91,437	$97,938	$71,232	$72,156

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises in 2009) for the six months ended June 30, 2010 and 2009 was $49,405 and $31,988, respectively.

Consulting Agreements

See Note F for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

See also Note H for a discussion of the consulting agreement with Mr. Windel Thelusma.

NOTE J – SUBSEQUENT EVENT

As discussed in Note A above and the Company’s Current Report on Form 8-K dated December 14, 2009, on December 9, 2009, the Company entered into and closed a Membership Interest Purchase Agreement to acquire all of the outstanding membership interests of Mobile Internet Devices, LLC, which was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). The sellers were DataJack, Inc., a Florida corporation owned by Keith R. Jones, and Schooner Enterprises, Inc., a Nevada corporation owned by John W. Richardson.

Effective August 4, 2010, the parties agreed to a partial rescission of such Agreement. The consideration payable for the membership interests of the Company shall be 250,000 shares of Purchaser’s restricted common stock issuable to each of the Sellers. All other consideration set forth in the original Agreement is rescinded and cancelled. Sellers shall return each and every item of consideration to Purchaser other than the aggregate of 500,000 shares described above.  Additionally, Purchaser will give Sellers 25,000 additional shares of restricted stock for every 5,000 new DataJack customers that the Company acquires.  A maximum of 500,000 shares may be issued under this provision.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Results of Operations for the Six Months ended June 30, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the six months ended June 30, 2010 and 2009 were $1,175,903 and $1,400,921, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues were $200,514 for six months ended June 30, 2010 (none in the corresponding 2009 period, since Data Jack was acquired in December 2009), partially offsetting the India-based revenue decline.

Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony and wireless internet access services. Inflation has not had a material effect on net sales and revenues or on income from continuing operations during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $936,598 and $790,203 for the six months ended June 30, 2010 and 2009, respectively. This resulted in gross profit of $239,305 (20.4%) and $610,718 (43.6%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the six months ended June 30, 2010 versus the corresponding 2009 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $2,071,568 and $788,427 for the six months ended June 30, 2010 and 2009, respectively. Compensation and consulting expenses increased from $475,806 to $1,399,382 during these periods due primarily to the $654,960 noncash compensation and consulting services as described in Note H to the Company’s consolidated financial statements, and to a lesser extent the iTella, Inc. consulting agreement entered into in 2009, as described in Note F to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $276,200 in the 2009 period to $609,538 in 2010, primarily due to increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Other Expenses

Interest and financing expenses increased from $3,465 to $65,686 for the six months ended June 30, 2010 versus the corresponding 2009 period, due primarily to the secured and unsecured promissory notes payable discussed in Note F to the Company’s consolidated financial statements.

During the six months ended June 30, 2010, we disposed of computer-related equipment with a net book value of $72,625 due to its replacement.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating and other expense increases noted above combined to result in a net loss of $1,970,574 and $180,203, in the 2010 and 2009 periods, respectively.

Results of Operations for the Three Months ended June 30, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the three months ended June 30, 2010 and 2009 were $472,155 and $688,071, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues were $51,274 for three months ended June 30, 2010 (none in the corresponding 2009 period, since Data Jack was acquired in December 2009), partially offsetting the India-based revenue decline.

Cost of Sales and Gross Profit

Cost of sales was $445,835 and $382,609 for the three months ended June 30, 2010 and 2009, respectively. This resulted in gross profit of $26,320 (5.6%) and $305,462 (44.4%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the six months ended June 30, 2010 versus the corresponding 2009 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $1,024,482 and $419,868 for the three months ended June 30, 2010 and 2009, respectively. Compensation and consulting expenses increased from $246,743 to $731,712 during these periods due primarily to the $333,750 noncash compensation and consulting services as described in Note H to the Company’s consolidated financial statements, and to a lesser extent the iTella, Inc. consulting agreement entered into in 2009, as described in Note F to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $152,774 in the 2009 period to $264,307 in 2010, primarily due to increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Other Expenses

Interest and financing expenses increased from $873 to $30,347 for the three months ended June 30, 2010 versus the corresponding 2009 period, due primarily to the secured and unsecured promissory notes payable discussed in Note F to the Company’s consolidated financial statements.

During the three months ended June 30, 2010, we disposed of computer-related equipment with a net book value of $72,625 due to its replacement.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating and other expense increases noted above combined to result in a net loss of $1,101,134 and $115,279, in the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $136,026 at June 30, 2010. Our net cash used in operating activities for the six months ended June 30, 2010 was $791,566, due primarily to our cash-based net loss during this period, partially offset by a decrease in our prepaid expenses and deposits, and other working capital changes. Our primary sources of funding have been through the proceeds of the $1,250,000 secured promissory note payable received in the first six months of 2010 as discussed in Note G to the Company’s consolidated financial statements, and from advances from a former shareholder under an unsecured, revolving, non-interest bearing promissory note payable with a maximum amount of $1,000,000 as described in Note F to the Company’s consolidated financial statements, and sales of common stock and other notes payable for cash. Advances under the unsecured revolving promissory note totaled $665,298 at June 30, 2010.

               At June 30, 2010, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to the Company’s performance under a service contract with one of its telecommunication service providers, as discussed in Note C to the Company’s consolidated financial statements.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Share Exchange Agreement, has incurred a retained earnings deficit of $3,900,586 through June 30, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainty that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, the Company’s management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert discussed in Note G to the Company’s consolidated financial statements, plus accrued interest.  On May 21, 2010 the Secured Note was increased by $250,000 reflecting additional cash proceeds. Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, requiring monthly principal and interest payments of $27,000 beginning June 15, 2010.  The Secured Note is secured by substantially all of the Company’s assets.

Partial Rescission of Acquisition Agreement

As discussed in the Company’s Current Report on Form 8-K dated December 14, 2009, on December 9, 2009, we entered into and closed a Membership Interest Purchase Agreement to acquire all of the outstanding membership interests of Mobile Internet Devices, LLC, which was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). The sellers were DataJack, Inc., a Florida corporation owned by Keith R. Jones, and Schooner Enterprises, Inc., a Nevada corporation owned by John W. Richardson.

Effective August 4, 2010, the parties agreed to a partial rescission of such Agreement. The consideration payable for the membership interests of the Company shall be 250,000 shares of Purchaser’s restricted common stock issuable to each of the Sellers. All other consideration set forth in the original Agreement is rescinded and cancelled. Sellers shall return each and every item of consideration to Purchaser other than the aggregate of 500,000 shares described above.  Additionally, Purchaser will give Sellers 25,000 additional shares of restricted stock for every 5,000 new DataJack customers that the Company acquires.  A maximum of 500,000 shares may be issued under this provision. This is anticipated to result in a third quarter reduction in related goodwill of $1,250,000, and a corresponding reduction in common stock and additional paid-in capital, and an increase in future noncash operating expenses to the extent new Data Jack customers are added.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2010.

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of June 30, 2010:

		2010				2014 and
	Total	(Remainder)	2011	2012	2013	Thereafter

Advances from related party	$665,298	$665,298	$-	$-	$-	$-
Notes payable (principal)	1,402,010	245,071	177,960	189,854	220,374	568,751
Subtotals	2,067,309	910,369	177,960	189,854	220,374	568,751

Purchase obligations	-	-	-	-	-	-
Operating leases	375,237	42,474	91,437	97,938	71,232	72,156
Totals	$2,442,546	$952,843	$269,397	$287,792	$291,606	$640,907

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of June 30, 2010, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2010. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)           Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2010, the Company issued 50,000 shares of common stock valued at $99,750 as follows:

●	25,000 shares valued at $36,250 were issued to Martin Lefrancois in exchange for consultation services.

●	15,000 shares valued at $37,500 were issued to Loren Stocker in exchange for consultation services.

●	10,000 shares valued at $26,000 were issued in connection with the Company’s acquisition of the DataJack.com domain name.

All of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Amendment to Senior Secured Promissory Note dated May 21, 2010.

4.2	Consulting Agreement with Windel Thelusma dated June 7, 2010.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Dated: August 16, 2010	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer