Form 10-Q
period 2010-09-30
Quamtel, Inc.
filed 2010-11-15
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

The number of shares outstanding of each of the issuer's classes of common equity as of October 29, 2010 is 21,652,237.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION
Quamtel, Inc.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$80,504	$94,003
Accounts receivable, net	27,286	30,367
Income tax receivable	11,678	11,678
Inventory	21,870	61,750
Prepaid expenses and deposits	118,567	449,704
Total current assets	259,905	647,502

Restricted cash	150,000	-
Property and equipment, net	523,482	404,472
Intangible assets	4,291,290	2,653,109

TOTAL ASSETS	$5,224,677	$3,705,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$894,469	$383,234
Accrued expenses	188,383	113,901
Unearned revenue	330,873	445,347
Advances from related party	708,242	758,781
Stock-based payable	310,000	26,000
Current portion of notes payable	663,834	250,336
Total current liabilities	3,095,801	1,977,599

Noncurrent portion of notes payable	1,058,040	14,496

TOTAL LIABILITIES	4,153,841	1,992,095

Shareholders' equity:
Common stock - $0.001 par value; 200,000,000 shares authorized;
21,577,237 and 18,662,175 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	21,577	18,662
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	8,299,158	3,624,338
Stock repurchase	(100,000)	-
Accumulated deficit	(7,149,899)	(1,930,012)
Total shareholders' equity	1,070,836	1,712,988

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,224,677	$3,705,083

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months		Nine Months
	2010	2009	2010	2009

Revenues	$484,405	$496,179	$1,660,308	$1,897,100

Cost of sales	419,096	416,086	1,355,694	1,206,289

Gross profit	65,309	80,093	304,614	690,811

Operating expenses:
Compensation, consulting and related expenses	2,427,897	956,386	3,827,279	1,432,192
General and administrative expenses	801,924	377,242	1,411,462	653,442
Depreciation and amortization	36,108	21,391	98,756	57,812
Total operating expenses	3,265,929	1,355,019	5,337,497	2,143,446

Loss from operations before income taxes	(3,200,620)	(1,274,926)	(5,032,883)	(1,452,635)

Other expense:
Loss on disposition of assets	1,137	-	73,761	-
Interest and financing expense	47,556	11,267	113,242	14,732
Total other expense	48,693	11,267	187,003	14,732

Loss before income taxes	(3,249,313)	(1,286,193)	(5,219,886)	(1,467,367)

Income tax expense (benefit)	-	-	-	(971)

Net loss	$(3,249,313)	$(1,286,193)	$(5,219,887)	$(1,466,396)

Basic and diluted loss per share:

Loss from operations before income taxes	$(0.17)	$(0.08)	$(0.27)	$(0.09)
Income tax expense (benefit)	-	-	-	(0.00)

Loss per share	$(0.17)	$(0.08)	$(0.27)	$(0.09)

Weighted average number of shares outstanding	19,446,625	16,546,275	19,093,158	16,497,090

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Nine Months Ended September 30, 2010

	Common Stock		Additional Paid-	Stock	Accumulated
	Shares	Amount	in Capital	Repurchase	Deficit	Total

Balances as of December 31, 2009	18,662,175	$18,662	$3,624,338	$-	$(1,930,012)	$1,712,988

Common stock issued for services	1,215,062	1,215	2,818,296	-	-	2,819,511
Common stock issued for cash	1,665,000	1,665	538,309	-	-	539,974
Common stock issued for domain name acquisition	25,000	25	62,225	-	-	62,250
Common stock issued for Syncpointe acquisition	1,000,000	1,000	2,479,000	-	-	2,480,000
Common stock to be repurchased	-	-	-	(100,000)	-	(100,000)
Conversion of stock-based payable to common stock	10,000	10	25,990	-	-	26,000
Partial rescission of common stock originally issued in 2009 for Data Jack acquisition	(1,000,000)	(1,000)	(1,249,000)	-	-	(1,250,000)
Net loss for the period		-	-	-	(5,219,887)	(5,219,887)

Balances as of September 30, 2010	21,577,237	$21,577	$8,299,158	$(100,000)	$(7,149,899)	$1,070,836

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Quamtel, Inc.
 Consolidated Statements of Cash Flows (Unaudited)
 For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,219,887)	$(1,466,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,756	57,812
Loss on disposition of assets	73,761	-
Common stock issued for general and administrative expenses	465,000	-
Common stock issued for compensation and consulting expense	2,354,511	810,000
Noncash interest and financing expenses	-	10,500
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	3,080	16,385
Inventory	39,880	-
Prepaid expenses and deposits	331,137	32,087
Income tax payable	-	(971)
Accounts payable	65,733	104,597
Accrued expenses	74,483	142,804
Stock-based payable	310,000	-
Unearned revenue	(114,474)	188,109
Net cash used in operating activities	(1,518,020)	(105,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(165,380)	(188,460)
Acquisition of intangible assets	(26,577)	(250,000)
Increase in restricted cash	(150,000)	-
Net cash used in investing activities	(341,957)	(438,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	539,975	80,000
Proceeds from issuance of notes payable	1,542,417	300,000
Advances from (repayments to) related party	(50,539)	351,312
Cash paid to redeem common stock	(100,000)	-
Repayment of notes payable	(85,375)	(11,153)
Net cash provided by financing activities	1,846,478	720,159

Net increase (decrease) in cash and cash equivalents	(13,499)	176,626

Cash and cash equivalents at beginning of period	94,003	11,562
Cash and cash equivalents at end of period	$80,504	$188,188

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$113,242	$14,732

Noncash investing and financing activities:
Common stock issued for property and equipment	$92,204	$-
Common stock issued for intangible assets	$1,645,548	$67,500
Conversion of note or stock-based payable to common stock	$26,000	$310,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUAMTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

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

On August 21, 2010, the Company closed a Membership Interest Purchase Agreement entered into and effective August 18, 2010 to acquire all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”). The Company acquired Syncpointe in exchange for 1,000,000 shares of its unregistered common stock with piggyback registration rights.  The Sellers may receive earn-out payments equal to 12.5% of Syncpointe net income (as defined in the Membership Interest Purchase Agreement) as it operates as a division of the Registrant for 18 months.

The financial information presented herein should be read in conjunction with the financial statements of Quamtel for the year ended December 31, 2009, as presented in the Company’s Form 10-K filed on March 31, 2010. The accompanying financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Quamtel’s financial statements for the year ended December 31, 2009 as presented in the Company’s Form 10-K filed on March 31, 2010.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Share Exchange Agreement, has an accumulated deficit of $7,149,899 through September 30, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainty that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

NOTE C - ACQUISITIONS

On August 4, 2010, the Company and the original Data Jack sellers amended the Membership Purchase Agreement dated December 9, 2009, whereby the consideration was reduced from 1,500,000 to 500,000 shares of the Company’s restricted common stock, with the 1,000,000 reduced shares redeemed by the Company.  Additionally, the Company will give the sellers 25,000 additional shares of restricted stock for every 5,000 new Data Jack customers that the Company acquires, subject to a maximum of 500,000 shares.

On August 21, 2010, the Company closed a Membership Interest Purchase Agreement entered into and effective August 18, 2010 to acquire all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”). The Company acquired Syncpointe in exchange for 1,000,000 shares of the Company’s unregistered common stock with piggyback registration rights.  The purchase price consisted of the following:

(1)	1,000,000 shares of the Company’s restricted common stock; and
(2)
The Company will pay the sellers 12.5% of the net income (as defined in the membership Interest Purchase Agreement) of Syncpointe as it operates as a subsidiary for a period of 18 months following the acquisition.

(3)	All notes payable by Syncpointe prior to its acquisition were relinquished by the former note holders in conjunction with the acquisition.

The condensed Syncpointe balance sheet, reflecting the net fair value amounts assigned to each major asset and liability, as of the date of its acquisition is as follows:

Computer equipment and software	$92,204
Accounts payable	(445,501)
Net identifiable assets acquired	(353,298)

Intangible asset - goodwill	2,833,298

Net fair value of assets acquired	$2,480,000

Syncpointe is a software developer focused on the development of mobile device management software. Syncpointe’s products are geared toward global enterprise, government, and consumer markets.  Related patent rights were also acquired with the Syncpointe acquisition.

The Company is seeking to hire a third-party company to prepare a valuation to assist management of the Company in its allocation of the Syncpointe purchase price to specific intangible assets, primarily through the determination of the fair value and useful lives of the Syncpointe acquisition’s intangible assets.  As of September 30, 2010 the Company recorded goodwill of $2,833,298, and upon the final results of the third-party valuation, management will adjust the allocation to the intangible assets.

NOTE D – RESTRICTED CASH

At September 30, 2010, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit (the “LOC”) held in escrow related to the Company’s performance under a service contract with one of its telecommunication service providers (the “Service Provider”). In accordance with the terms of the LOC, the Service Provider may draw on the LOC in the event of a payment default under the contract.  The LOC’s initial term expires on April 14, 2013, and is renewable annually thereafter.  Accordingly, the restricted cash balance of $150,000 as of September 30, 2010 is classified as noncurrent in the Company’s consolidated balance sheet.

NOTE E - PROPERTY AND EQUIPMENT, NET

At September 30, 2010 and December 31, 2009, respectively, property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Computer equipment and software	$624,113	$519,144
Automobile	32,123	32,123
Furniture & Fixtures	12,274	12,274
Total	668,510	563,541
Less accumulated depreciation	(145,028)	(159,069)
Total	$523,482	$404,472

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $56,876 and $57,812, respectively.

NOTE F - INTANGIBLE ASSETS

 At September 30, 2010 and December 31, 2009, respectively, intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Goodwill associated with the acquisition of WQN, Inc.	$367,589	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	669,957	1,919,957
Goodwill associated with the acquisition of Syncpointe, LLC	2,833,298	-
Acquisition of 800.com domain name	317,500	317,500
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of other domain names	88,827	-
Total	4,333,171	2,661,046
Less accumulated amortization	(41,880)	(7,938)
Total	$4,291,291	$2,653,108

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $41,880 and $0, respectively.

The goodwill amounts referenced above were recorded primarily in connection with the WQN, Inc. acquisition in June, 2007, the Data Jack acquisition in December, 2009, and the Syncpointe acquisition in August, 2010.

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

In December 2009, the Company purchased the URL DataJack.com (the "Data Jack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares, valued at $26,000, which were issued on May 4, 2010.  The total cost of the Data Jack Domain Name was $56,000, which is less than its estimated fair value, and is being amortized over a period of 10 years.

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

NOTE G - RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $708,242 and $758,781 at September 30, 2010 and December 31, 2009, respectively. See also Note F for the 800 Domain Name transaction involving Mr. Ivester.

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

Expenses under the Restated Consulting Services Agreement for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively, were $332,761 and $109,761.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

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

See Note I for shares of the Company’s common stock issued to Robert Picow, a Director of the Company, and to Evan Picow as compensation for consultation services during the nine months ended September 30, 2010.

NOTE H - NOTES PAYABLE

At September 30, 2010 and December 31, 2009, notes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Secured promissory note payable - shareholder and related party	$1,203,815	$-
Promissory note payable - shareholder	-	200,000
Notes payable - CIT Bank	38,937	35,899
Note payable - American Honda Finance Corporation	15,872	20,256
Note payable - Total Bank	11,250	8,677
Other notes and advances payable	452,000	-

Total notes payable	1,721,874	264,832

Less current portion	(663,834)	(250,336)

Noncurrent portion	$1,058,040	$14,496

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

On December 15, 2009, the Company issued an unsecured $200,000 promissory note payable to Gilder Funding Corp. for cash.  This note carried interest at 18% per year and was repaid in conjunction with the Secured Note discussed in the preceding paragraph.

The CIT bank notes are associated with computer purchases in 2007, are repayable in 36 equal monthly payments through September 2010, are unsecured, and bear interest at 24.49% per year. The Company is currently in arrears on payments.

The American Honda Finance Corporation note is related to an automobile purchase in 2008, is repayable in 60 equal monthly payments through June 2013, is secured by the automobile, and bears interest at 9.45% per year.

The Total Bank note is associated with an insurance policy, is repayable in equal monthly payments of $1,172 through July 2011, is unsecured, and bears interest at 10.34% per year.

The other notes and advances payable include an informal $30,000 advance from a person related to the Company’s President, which is non-interest bearing and is repayable on demand.  The remaining $422,000 represents an informal advance paid by Mr. Warren Gilbert towards an anticipated future purchase of the Company’s common stock.

The noncurrent portion of notes payable at September 30, 2010 is payable in full by the end of 2015.

See Note G for a discussion of advances to the Company under an unsecured revolving promissory note from Steven Ivester, who is the Company’s former sole shareholder and currently is the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc.

NOTE I – FINANCING AND OTHER TRANSACTIONS

During the first nine months of 2010, the Company issued 2,915,062 shares of common stock valued at $4,677,736, summarized as follows:

•	1,315,000 shares were issued and sold to six accredited investors for net proceeds of $464,975.
•	100,000 shares valued at $249,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2010.
•	84,000 shares valued at $215,760 were issued to Robert Picow, a Director of the Company, as compensation for consultation services performed from time-to-time for the Company.
•	5,000 shares valued at $12,450 were issued to Marc Moore in exchange for consultation services.
•	40,000 shares values at $100,800 were issued to Evan Picow in exchange for consultation services.
•	35,000 shares valued at $88,250 were issued in connection with the Company’s acquisition of the various domain names.
•	25,000 shares valued at $36,250 were issued to Martin Lefrancois in exchange for consultation services.
•	15,000 shares valued at $37,500 were issued to Loren Stocker in exchange for consultation services.
•	500,000 shares valued at $1,147,000 were issued to Smart Future Ventures for advertising and consulting services.
•	125,000 shares valued at $310,000 were issued to Mirador Consulting, Inc. in exchange for consultation services.
•	201,062 shares valued at $402,751 were issued to non-officer employees as additional compensation.
•	20,000 shares valued at $48,000 were issued to a non-officer employee as additional compensation.
•	100,000 shares valued at $260,000 were issued to Mr. Windel Thelusma in exchange for consultation services.
•	350,000 shares were issued and sold to Robert Picow, a Director of the Company, for $75,000 cash.
•	1,000,000 shares valued at $1,250,000 were redeemed in conjunction with the Data Jack acquisition as discussed in Note C.
•	1,000,000 shares valued at $2,480,000 were issued in conjunction with the Syncpointe acquisition discussed in Note C.

On March 25, 2010, in order to settle certain disputes with a shareholder (the “Selling Shareholder”), the Company agreed to purchase and redeem 100,000 shares of its common stock owned by the Selling Shareholder for cash payments totaling $100,000.  Of this amount, $85,100 was paid by September 30, 2010.  The $14,900 balance is currently in arrears, and is included in accrued expenses on the Company’s consolidated balance sheet at September 30, 2010.

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

On August 23, 2010, the Company executed a six-month consulting agreement with Mirador Consulting, Inc. (“Mirador”), whereby Mirador will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mirador was issued 125,000 shares of the Company’s common stock valued at $310,000 on August 23, 2010, and an additional 125,000 shares valued at $310,000 are to be issued by the end of the six-month term.  The $310,000 is included in stock-based payable on the Company’s consolidated balance sheet at September 30, 2010.

The Company’s common shares issued as additional compensation and for consulting services have been valued at the shares’ exchange-quoted market prices at their respective dates of issuance or commitment.

NOTE J - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Nine Months Ended September 30,
	2010	2009

Current benefit	$-	$(971)
Deferred benefit	-	-
Net income tax benefit	$-	$(971)

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

Computed at statutory rate	34.0%	34.0%
Stock-related compensation and consulting expenses	-15.3%	0.0%
Stock-related general and administrative expenses	-3.0%	0.0%
Valuation allowance	-15.6%	-34.0%
Total	0.0%	0.0%

At September 30, 2010, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$1,197,573
Less valuation allowance	(1,197,573)
Total	$-

The Company's net operating loss carryforward for federal income tax purposes was approximately $3,523,245 as of September 30, 2010, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards.  Consequently, the Company did not recognize a benefit from operating loss carry-forwards.  The Company is only subject to federal income taxes.

NOTE K – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under a non-cancelable operating lease for its primary office facilities, which expires on February 28, 2015. The Company is also obligated under a non-cancelable operating lease for its Fort Lauderdale office facilities, which expires on February 28, 2013. Future minimum lease payments under these operating leases as of September 30, 2010 are as follows:

						2014 and
	Total	2010	2011	2012	2013	Thereafter

Dallas	$273,162	$15,462	$61,848	$61,848	$61,848	$72,156
Ft Lauderdale	80,838	5,775	29,589	36,090	9,384	-
	$354,000	$21,237	$91,437	$97,938	$71,232	$72,156

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises in 2009) for the nine months ended September 30, 2010 and 2009 was $74,550 and $58,261, respectively.

Consulting Agreements

See Note G for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

See also Note I for a discussion of the consulting agreement with Mr. Windel Thelusma and Mirador.

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

On August 4, 2010, the Company and the original Data Jack sellers amended the Membership Purchase Agreement dated December 9, 2009, whereby the consideration was reduced from 1,500,000 to 500,000 shares of the Company’s restricted common stock, with the 1,000,000 reduced shares redeemed by the Company.  Additionally, the Company will give the sellers 25,000 additional shares of restricted stock for every 5,000 new DataJack customers that the Company acquires, subject to a maximum of 500,000 shares.

On August 21, 2010, the Company closed a Membership Interest Purchase Agreement entered into and effective August 18, 2010 to acquire all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”), from Half A Minute, LLC; McPheeters Communication Group, LLC; and VKS, LLC (collectively, the “Sellers”). The Company acquired Syncpointe in exchange for 1,000,000 shares of its unregistered common stock with piggyback registration rights.  The Sellers may receive earn-out payments equal to 12.5% of Syncpointe’s net income (as defined in the Membership Interest Purchase Agreement) for a period of 18 months as it operates as a division of the Company.

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

Syncpointe, LLC is a software developer focused on the development of mobile device management software. The Company’s products are geared toward global enterprise, government, and consumer markets.

Results of Operations for the Nine Months ended September 30, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the nine months ended September 30, 2010 and 2009 were $1,660,308 and $1,897,100, respectively. Revenues decreased primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues were $301,238 for nine months ended September 30, 2010 (the Company recognized no revenue from Data Jack in the corresponding 2009 period, because Data Jack was acquired in December 2009), partially offsetting the India-based revenue decline. No Syncpointe revenues were recognized in the 2009 and 2008 periods, because the Company acquired Syncpointe on August 21, 2010.

Revenues are derived primarily from our prepaid international calling services and our consumer based internet telephony and wireless internet access services. Inflation has not had a material effect on net sales and revenues or on income from continuing operations during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $1,355,694 and $1,206,289 for the nine months ended September 30, 2010 and 2009, respectively. This resulted in gross profit of $304,614 (18.3%) and $690,810 (36.4%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the nine months ended September 30, 2010 versus the corresponding 2009 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $5,337,497and $2,143,446 for the nine months ended September 30, 2010 and 2009, respectively. Compensation and consulting expenses increased from $1,432,192 to $3,827,279 during these periods due primarily to the $1,854,511 increase in the value of common shares issued for compensation and consulting services as further described in Note I to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $653,443 in the 2009 period to $1,411,462 in 2010, primarily due to $465,000 of common shares issued for advertising expenses as described in Note I to the Company’s consolidated financial statements, increased legal and audit fees associated with the Share Exchange Agreement and becoming a publicly reporting company, and generally increased advertising, rent and travel expenses.

Other Expenses

Interest and financing expenses increased from $14,732 to $113,242 for the nine months ended September 30, 2010 versus the corresponding 2009 period, due primarily to interest related to the secured and unsecured promissory notes payable discussed in Note H to the Company’s consolidated financial statements.

During the nine months ended September 30, 2010, we disposed of computer-related equipment with a net book value of $73,761 because the equipment needed replacement.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating and other expense increases noted above combined to result in a net loss of $5,219,887 and $ 1,466,396, in the 2010 and 2009 periods, respectively.

Results of Operations for the Three Months ended September 30, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the three months ended September 30, 2010 and 2009 were $484,405 and $496,179, respectively. Revenues have been decreasing primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues were $100,725 for three months ended September 30, 2010 (the Company recognized no revenue from Data Jack in the corresponding 2009 period, because Data Jack was acquired in December 2009), partially offsetting the India-based revenue decline. No Syncpointe revenues were recognized in the 2009 and 2008 periods, because the Company acquired Syncpointed on August 21, 2010.

Cost of Sales and Gross Profit

Cost of sales was $419,096 and $416,086 for the three months ended September 30, 2010 and 2009, respectively. This resulted in gross profit of $65,309 (13.5%) and $80,093 (16.1%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace. Our aggregate gross profit decline during the three months ended September 30, 2010 versus the corresponding 2009 period was otherwise due primarily to our decreased revenues during that period.

Operating Expenses

Operating expenses were $3,265,929 and $1,355,019 for the three months ended September 30, 2010 and 2009, respectively. Compensation and consulting expenses increased from $956,386 to $2,427,897 during these periods due primarily to the $1,199,551 increase in the value of common shares issued for compensation and consulting services as described in Note I to the Company’s consolidated financial statements, and to a lesser extent the iTella, Inc. consulting agreement entered into in 2009, as described in Note G to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $377,242 in the 2009 period to $801,924 in 2010, primarily due to $465,000 of common shares issued for advertising expenses as further described in Note I to the Company’s consolidated financial statements.

Other Expenses

Interest, financing and other expenses increased from $11,267 to $47,556 for the three months ended September 30, 2010 versus the corresponding 2009 period, due primarily to the interest related to the secured and unsecured promissory notes payable discussed in Note H to the Company’s consolidated financial statements.

Net Income (Loss)

The revenue and gross margin decreases coupled with the operating and other expense increases noted above combined to result in a net loss of $3,249,313 and $1,286,193, in the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $80,504 at September 30, 2010. Our net cash used in operating activities for the nine months ended September 30, 2010 was $1,518,020, due primarily to our cash-based net loss during this period, partially offset by a decrease in our prepaid expenses and deposits, and other working capital changes. Our primary sources of funding have been through the proceeds of the $1,250,000 secured promissory note payable received in the first nine months of 2010 as discussed in Note H to the Company’s consolidated financial statements, from advances from a former shareholder under an unsecured, revolving, non-interest bearing promissory note payable with a maximum amount of $1,000,000 as described in Note G to the Company’s consolidated financial statements, an informal $422,000 advance from Mr. Warren Gilbert toward an anticipated future purchase of the company’s common stock, and sales of common stock and other notes payable for cash. Advances under the unsecured revolving promissory note totaled $708,242 at September 30, 2010.

               At September 30, 2010, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to the Company’s performance under a service contract with one of its telecommunication service providers, as discussed in Note D to the Company’s consolidated financial statements.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Share Exchange Agreement, has incurred an accumulated deficit of $7,149,899 through September 30, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainty that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company's independent auditors added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2009, based on substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, the Company’s management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp., a company controlled by Mr. Warren Gilbert (the “Secured Note”) for cash.  The proceeds were used to repay the $200,000 note payable to Mr. Gilbert discussed in Note H to the Company’s consolidated financial statements, plus accrued interest.  On May 21, 2010 the Secured Note was increased by $250,000 reflecting additional cash proceeds. Interest on the Secured Note is payable monthly at 15% per annum beginning April 5, 2010, requiring monthly principal and interest payments of $27,000 beginning June 15, 2010.  The Secured Note is secured by substantially all of the Company’s assets.

Partial Rescission of Acquisition Agreement

As discussed in the Company’s Current Report on Form 8-K dated December 14, 2009, on December 9, 2009, we entered into and closed a Membership Interest Purchase Agreement (the “Agreement”) to acquire all of the outstanding membership interests of Mobile Internet Devices, LLC, which was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). The sellers were DataJack, Inc., a Florida corporation owned by Keith R. Jones and Schooner Enterprises, Inc., a Nevada corporation owned by John W. Richardson.

Effective August 4, 2010, as discussed in the Company’s Current Report on Form 8-K dated August 13, 2010, the Company and the original Data Jack sellers amended the Agreement, whereby the consideration was reduced from 1,500,000 to 500,000 shares of the Company’s restricted common stock, with the 1,000,000 reduced shares redeemed by the Company and thereby reducing the amount of goodwill recognized in the transaction.  Additionally, the Company will give the Data Jack sellers 25,000 additional shares of restricted stock for every 5,000 new Data Jack customers that the Company acquires, subject to a maximum of 500,000 shares.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2010.

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

1.
In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,") the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill.

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of September 30, 2010:

		2010				2014 and
	Total	(Remainder)	2011	2012	2013	Thereafter

Advances from related party	$708,242	$708,242	$-	$-	$-	$-
Notes payable (principal)	1,721,874	555,279	163,561	189,854	220,374	592,805
Subtotals	2,430,116	1,263,521	163,561	189,854	220,374	592,805

Purchase obligations	-	-	-	-	-	-
Operating leases	354,000	21,237	91,437	97,938	71,232	72,156
Totals	$2,784,116	$1,284,758	$254,998	$287,792	$291,606	$664,961

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of September 30, 2010, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.  A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.  We have not achieved the optimal level of segregation of duties relative to key financial reporting functions and we do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that an audit committee, comprised of independent board members, and an independent financial expert is an important entity-level control over the Company's financial statements.  We have not achieved an optimal segregation of duties for executive officers of the Company.

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed on March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2010, the Company issued 2,546,062 shares of common stock valued at $4,029,551 as follows:

•	On July 1, 60,000 shares valued at $156,000 were issued to Robert Picow, a Director of the Company, as compensation for consultation services performed from time-to-time for the Company. (1)
•	On July 9, 100,000 shares valued at $260,000 were issued to Mr. Windel Thelusma in exchange for consultation services. (3)
•	On July 16, August 24, and September 10, a total of 500,000 shares valued at $1,147,000 were issued to Smart Future Ventures for advertising and consulting services. (2)
•	On August 4, 1,000,000 restricted shares valued at $1,250,000 were redeemed in conjunction with the Data Jack acquisition as discussed in Note C.
•	On August 9, 40,000 restricted shares values at $100,800 were issued to Evan Picow in exchange for consultation services.
•	On August 21, 1,000,000 restricted shares valued at $2,480,000 were issued in conjunction with the Syncpointe acquisition discussed in Note C.
•	On August 23, 125,000 restricted shares valued at $310,000 were issued to Mirador Consulting, Inc. in exchange for consultation services.
•	On September 1 and September 10, a total of 201,062 shares valued at $402,751 were issued to non-officer employees as additional compensation. (3)
•	On September 17, 2010, 20,000 restricted shares valued at $48,000 were issued to a non-officer employee as additional compensation.
•	On September 22, 1,150,000 restricted shares were issued and sold to two accredited investors for net proceeds of $300,000.
•	On September 24, 350,000 restricted shares were issued and sold to Robert Picow, a Director of the Company, for $75,000 cash.

(1)
 10,000 of these shares were issued pursuant to the Company’s 2009 Equity Incentive Plan, registered in the Company’s Form S-8 filed on November 9, 2009 (File No. 333-162987). The balance of the shares issued was restricted.

(2)
300,000 of these shares were issued pursuant to the Company’s 2009 Equity Incentive Plan, registered in the Company’s Form S-8 filed on November 9, 2009 (File No. 333-162987). The balance of the shares issued was restricted.

(3)	All of these shares were issued pursuant to the Company’s 2009 Equity Incentive Plan, registered in the Company’s Form S-8 filed on November 9, 2009 (File No. 333-162987).

Except as noted above, all of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Partial Rescission of Membership Interest Purchase Agreement. (Incorporated by reference to Form 8-K filed on August 13, 2010).

2.2
Membership Interest Purchase Agreement dated August 18, 2010 by and among the members of SYNCPOINTE, LLC, Half A Minute, L.L.C., McPheeters Communication Group, LLC, VKS, LLC, Quamtel, Inc., and SYNCPOINTE, LLC.  (Incorporated by reference to Form 8-K filed on August 24, 2010).

4.1	Consulting Agreement with Mirador Consulting, Inc. dated August 23, 2010.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Proforma unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Dated: November 15, 2010	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer