Form 10-K
period 2010-12-31
Quamtel, Inc.
filed 2011-05-17
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757
__________________________

QUAMTEL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0233452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14911 Quorum Drive, Suite 140 Dallas, Texas 75254
(Address of principal executive office, Zip Code)
Registrant’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 6,772,175  shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $17,607,655, based on the last sale price of $2.60 per share of the common stock on that date.  For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,962,237 shares of the registrant’s common stock, par value $.001 per share, outstanding on May 9, 2011.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

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

When used in this yearly report, the terms the “Company” “Quamtel,” “we,” “our,” and “us” refers to Quamtel, Inc. a Nevada corporation.

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

The Registrant Quamtel, Inc., formerly known as Atomic Guppy, Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada.  On July 28, 2009, the Registrant and WQN, Inc., a Texas corporation (“WQN”), consummated a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN received a total of 15,000,000 (post-split) shares of the Registrant’s common stock in exchange for all of their shares of WQN stock (the “Exchange” or “Merger”). As a result of the Merger, the shareholders of WQN owned approximately 91% of the then outstanding common stock of the Registrant, and WQN became a wholly-owned subsidiary of the Registrant, through which its primary operations are now conducted.

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

The Company provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate in other specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is virtually the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

The Company’s primary products are international prepaid calling services, primarily marketed as EasyTalk. WQN focuses on quality and convenience features for consumers and believes that EasyTalk is a step beyond the traditional calling cards consumers typically use to place low cost international calls. WQN’s network is securely integrated with its websites and provides customers with instant activation and immediate access to the service, eliminating the need to use a PIN or switch long distance carriers. Through automatic number identification recognition, WQN systematically recognizes the telephone numbers customers register during the online sign up process. EasyTalk consumer features include 24 hour online and over the phone recharge, speed dial, PINless dialing and online access to account balance, call history and purchase history. Due to the high cost of placing international calls directly from a cell phone, a growing number of WQN’s customers register their cell phones with the service to place low cost international calls. WQN plans to continue to focus on the development of online and mobile applications to leverage a broader base of cell phone subscribers with a need to quickly and conveniently place low cost international calls from their cell phones. As of December 31, 2010, WQN had approximately 16,098 prepaid calling card customers including EasyTalk customers. Revenues generated from these product offerings amounted to approximately $1.9 million for the year ended December 31, 2010.

The Company’s consumer based broadband Internet telephony product, RocketVoIP, allows customers to place unlimited local, long distance and international calls using their high-speed Internet connection. Included in RocketVoIP’s monthly service fee are features such as caller ID, call waiting, call forwarding and enhanced voice mail. RocketVoIP customers have the option to use their cell phone to make local, long distance and international calls using the plan’s included minutes. As of December 31, 2010, WQN had approximately 562 Rocket VoIP customers, and revenues generated from this product offering amounted to approximately $120,000 for the year ended December 31, 2010.

The Company’s enhanced personal toll free service, My800Online, allows customers to obtain a toll free number and route it to any home, business or cell phone number in the world. Using My800Online’s account management interface, customers can change the number their personal toll free number is routed to and view their call detail records and billing history online.

Effective September 30, 2009, the Company acquired the URL 800.com for $250,000 in cash plus 25,000 shares of its unregistered common shares.  The Company is currently expanding 800.com to include virtual office features such as auto attendant, faxing, personalized greetings and enhanced voice mail to cater to the needs of small business owners on a tight budget. No revenues were generated for this product in 2010.

In December 2009, the Company acquired the URL DataJack.com for $30,000 in cash plus the commitment to issue to the seller 10,000 shares of its unregistered common shares in 2010.

On December 9, 2009, the Company acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability company (“Mobile Devices”), in exchange for 500,000 shares of its unregistered common stock, and up to 500,000 additional  unregistered common stock shares contingent upon Mobile Devices achieving specified levels of new customers in the future.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). Data Jack was formed in February 2009, and its revenues prior to the Company’s acquisition were $96,113.  Data Jack specializes in delivering nationwide mobile 3G data coverage for a competitive fixed monthly price, through a proprietary USB device connected to any computer with a Windows or Mac operating system. Approximately $387,000 of revenue was generated from this company in 2010.

Effective August 18, 2010, the Company acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe LLC”), from Half A Minute, L.L.C., McPheeters Communication Group, LLC and VKS, LLC (the “Sellers”). Syncpointe LLC was subsequently renamed and reorganized as Syncpointe, Inc., a Texas corporation (“Syncpointe”). The Company acquired Syncpointe in exchange for 1,000,000 shares of its unregistered common stock with piggyback registration rights.  The Sellers may receive earn-out payments equal to 12.5% of Syncpointe’s net profit (as defined in the Syncpointe LLC Membership Interest Purchase Agreement) for the first 18 months that it operates as a division of the Registrant. Syncpointe is a software developer focused on the development of mobile device management software. Syncpointe’s products are geared towards global enterprise, government, and consumer markets. Syncpointe LLC was formed in November 2008, and its revenues prior to the Company’s acquisition were $0 and $89,000 during 2010 and 2009, respectively. No revenues were generated from this company in 2010.

In October 2010, we established Novotel, Inc., a Florida corporation ("Novotel”), through which we manage our banking relationship with JP Morgan Chase Bank, N.A. in Florida (“JPMBC”).  We utilize JPMBC for our wiring account to pay our overseas telecom carriers who require that we pay them via wire transfers, to minimize foreign exchange fluctuations.  Novotel is our wholly owned subsidiary.

The Company markets to individuals and businesses with a specific focus on international populations in the United States and Canada who want an easy and cost-effective way to communicate with family, friends and colleagues overseas as well as to the general consumer and business populations who cannot or do not want to be locked into long-term contracts for telecommunications services.

The Company concentrates its marketing efforts on customers who prefer or need to pre-pay for mobile data, international calling and global VoIP services. The Company’s no-contract, no-credit check policy allows it to service a wide spectrum of consumers and business customers while providing an easy and economical way to use and purchase those services without sacrificing quality. The Company also focuses on developing proprietary technologies that control and manage associated communication devices for both carriers and consumers.

The Company was a pioneer in transitioning calling cards from a simple, static card with no value-added services to a feature-rich, e-commerce-based calling account where the consumer has the power to view account features such as call history, purchase history, call details and more. In addition, the Company pioneered the introduction of automatic number identification (ANI) which eliminates the need for users to enter a PIN number, making calling faster and easier.

The Company developed its proprietary QuamTel Application Network (QAN), a next-generation e-commerce sales and service platform that has been designed to dramatically increase the quality and value of the telecommunications services it provides to both retail and wholesale customers. This plug-n-play platform allows the Company to quickly and more easily create new features and functionality to support the addition of substantial revenue streams such as toll-free services, global international voice-over-internet services and country-specific celebrity branded international communication sites. Its modular application architecture creates a flexible and scalable development environment that provides easy integration of the Company’s newly acquired companies like DataJack and products and brands such as 800.com.

In addition to its consumer and business-to-business products and services, the Company also offers its portfolio of sophisticated, user-friendly telecommunications products to third parties utilizing cloud computing and delivering the product as Software as a Service (“SaaS”). The object-oriented architecture of the QAN greatly reduces the time-to-market normally associated with new product and service offerings. In addition to telecommunications, our newly developed e-commerce sales and support modules have also been made readily available to wholesale customers. These wholesale clients will have full control to host one of our many customized web portals and associated web services anywhere in the cloud and communicate directly with the Company’s back-end transactional processing system. This sophisticated e-commerce system will not only enhance customer service and provide additional revenue streams, but also create more robust integration with Google ad-word campaigns, resulting in deeper market penetration through more effective and cost-efficient outbound marketing for the Company’s subsidiaries and brands.

Our sales and marketing strategy includes the use of the following internet-based approaches:

•	Direct internet advertising;

•	Search engine optimization (SEO) and search engine marketing (SEM) activities, coupled with pay-per-click advertising;

•	Direct e-mail marketing to current customers; and

•	Marketing through affiliates and resellers.

The Company’s websites are accessible 24 hours a day, seven days a week. The websites can be accessed from any location where a connection to the Internet is available, eliminating the need to physically travel to another location to make a purchase and receive delivery. Quamtels’s websites include the following:

www.wqn.com
www.RocketVoIP.com
www.1800TalkTime.com
www.DataJack.com
www.800.com
www.MyWQN.com
www.ValuecomOnline.com
www.My800Online.com
www.SuperTel.com
www.syncpointe.com
www.ringsuite.com
www.Machine2Machine.com

Competition

We compete in the retail prepaid calling services market and the consumer broadband Internet telephony market. The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per minute price realizations and our average per minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, both in our prepaid services and wholesale markets.

Over the past few years, we have also experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes our pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale carrier services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices. Although the market for these services is highly competitive, we believe we can compete effectively because of our experience in the online distribution of products and services, the speed in which we can bring enhanced services and features to market, and our continued focus on quality at a competitive price. Collectively, these advantages represent a competitive advantage that we expect will allow us to expand both in volume and profit margins.

Regulation

International Services

The Company’s international services are regulated by the Federal Communications Commission (“FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of international services. The Company is considered a non-dominant provider of international services. As such, it is subject to minimal regulation and oversight.

The Company is also subject to certain minimal annual reporting requirements for its international operations and must pay annual regulatory fees and contribute to various federal funds including the federal Telecommunications Relay Fund (“TRS”). In addition, the Company must contribute to the funding of the North American Numbering Plan Administrators (“NANPA”) and Local Number Portability Administrators (“LNPA”). The Company is entitled to recover all of these contributions and fees from its customers, either through direct surcharges or as part of its rates. The Company has made, or is in the process of making, the necessary federal filings, has paid the required fees and believes it is in compliance with all applicable requirements.

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

As an international provider, the Company is not subject to regulation by any of the state public utility commissions. However, in some states the Company’s prepaid operations may be subject to statutory provisions enforced by the state Attorney General or other state agency enforcing consumer protection standards relating to the issuance of prepaid cards, the establishment of prepaid accounts, and disclosures associated with prepaid cards and accounts. The Company believes that its general operating procedures already comply with most of these requirements and that, should it become subject to such requirements, the impact on the Company’s business will be minimal.

Voice Over Internet Protocol (VoIP) Services

The Company’s VoIP services utilize cutting edge technology, the regulatory status of which has not been definitively determined. Specifically, the FCC has not yet determined if the service is an unregulated information service or a regulated telecommunications service. An FCC rulemaking proceeding to identify how various types of IP-enabled services, including VoIP, should be classified and regulated has been pending since 2004.

Starting in 2005, the FCC singled out one particular type of VoIP service, which it calls interconnected VoIP service, for various types of non-rate regulation. Interconnected VoIP service is defined as a service that (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires IP-compatible CPE (Customer Premises Equipment); and (4) permits users generally to receive calls that originate on the PSTN (public switched telephone network) and to terminate calls to the PSTN. This definition fits the type of service that the Company currently provides.

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

The FCC had not yet ruled definitively on whether access charges apply to traffic that originates from and/or terminates to interconnected VoIP networks. The imposition of such charges may affect the underlying costs of the Company’s service but the Company does not anticipate that it will have an adverse impact on the Company’s business prospects. First, all competitors will be subject to the same requirements, ensuring a level playing field. In addition, if the Company is allowed to asses originating access charges on calls which originate from its customer base and terminate to other carriers, the Company will recognize a new revenue stream not currently available to it.

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

Interconnected VoIP service has generally not been subject to state public utility commission regulation. In 2004, the FCC ruled that VoIP services meeting certain characteristics are interstate in nature and cannot be regulated by the states. A major reason for the FCC’s decision was the inability of VoIP providers to identify which calls were completed on an interstate basis and which calls were completed on an intrastate basis. The preemption will apply to entities which, like the Company, offer IP-enabled services with these basic characteristics: (1) the service requires a broadband connection; (2) the service requires IP-compatible CPE; and (3) the service offering includes a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allow customers to manage personal communications dynamically, including enabling them to originate and receive voice communications and access other features and capabilities, even video. The FCC’s decision was affirmed by the Eighth Circuit Court of Appeals. However, the Court left open the possibility that “If, in the future, advances in technology undermine the central rationale of the FCC’s decision, its preemptive effect may be reexamined.”

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

From time to time, new legislation may be enacted that affects the telecommunications and VoIP industries and the Company’s business. Additionally, court decisions interpreting existing laws and rules and regulations applicable to the industry may also have a significant effect on the Company’s business. There can be no assurance that the FCC, PUCs (Public Utility Commissions), or any other regulatory authorities will not raise material issues with regard to the Company’s compliance with existing regulations or that changes to existing laws and regulations or the enactment of new ones, applicable to the activities of the Company, will not have a material adverse effect on the Company.

Patents and Trademarks

The Company owns a patent associated with its Syncpointe acquisition. The patent provides a method of tracking wireless telephone minutes used and provides an alert to individual users or account administrators before overage charges are accrued. The patent also provides a personal and business management tool for maximizing the use of allotted minutes. The Company relies on the technical experience of its key employees, coupled with its existing business relationships to support its operations. The Company is pursuing selected trademark applications.

Employees

As of December 31, 2010, the Company had 17 employees, consisting of four in management, four in technical support, four in customer service and five in administration, and three persons providing services to the Company as independent contractors.

ITEM 1A.  RISK FACTORS

Before you invest in the Company’s securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase the Company’s securities. If any of the following risks and uncertainties develop into actual events, the Company’s business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in the Company.

Risks Relating to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may also hinder our ability to obtain future financing.

In their report dated May 17, 2011, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated loss deficit of $11,982,372 as of December 31, 2010, including a net loss of $10,052,360 for the year ended December 31, 2010. We also had a working capital deficit of $4,502,967 at December 31, 2010 and cash on hand of $78,739. We also expect to incur additional losses for the first quarter of 2011.

Our ability to continue as a going concern is subject to our ability to increase revenues and generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales, or obtaining financing from various financial institutions where possible. By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected near-term cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. There can be no assurances that our efforts will prove successful. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our balance sheet at December 31, 2010 includes $669,957 in goodwill and $408,888 in other intangible assets recorded in connection with our acquisitions.

In accordance with ASU 350-20-35, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. As a result, during the year ended December 31, 2010 we recorded an impairment charge to our operating results of approximately $3.4 million relating to goodwill previously recorded for our WQN and Syncpointe acquisitions, due primarily to our inability to secure sufficient rights to related software since our acquisition of Syncpointe, and to management’s assessment of operating results and forecasted discounted cash flows for WQN. This impairment charge reduced the carrying value of these subsidiaries to their estimated fair value, eliminating all related goodwill. We may be required to record additional impairment charges for other remaining intangible assets in the future, which could materially adversely affect our financial condition and results of operations.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a Code of Business Conduct and Ethics nor have we yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our internal controls over financial reporting, and our disclosure controls and procedures, are not adequate, which could have a significant and adverse effect on our business and reputation.

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities and Exchange Commission (the “SEC”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on these controls. As reported in Item 9A. Controls and Procedures, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. If we are not able to implement the requirements of Section 404 with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur substantial costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

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

We are susceptible to online cardholder-not-present fraud and call processing fraud. We control fraud through the use of internally developed proprietary technology and commercially available licensed technology. Traditional means of controlling online cardholder-not-present fraud insufficiently controls fraudsters who obtain personal credit card information and pose as legitimate cardholders. To address this risk, we have developed automated proprietary as well as off-the-shelf technology, coupled with in-house staff reviews, to constantly monitor and block suspicious transactions based on defined criteria. We are also at risk of attempts to hack into our system using various PIN combinations in an attempt to find a valid account. To address this risk, our system has integrated fraud detection mechanisms that detect such patterns and block the numbers from making further attempts. In-house fraud specialists also monitor traffic reports and usage patterns to identify and investigate suspicious calling patterns. While we place a high priority on fraud prevention, there is no guarantee that our measures will be successful in preventing significant fraudulent use of our network and resources, thereby materially adversely affecting our business, reputation and financial results.

We depend on key management personnel and the loss of their services could adversely affect our business.

We rely substantially on the efforts and abilities of our chief executive officer Stuart Ehrlich, and our non-executive staff and consultants. The loss of the services of any of our key personnel may have a material adverse effect on our business, operations, revenues or prospects. We also do not maintain key-man life insurance policies.

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

Risks Related To Our Common Stock

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

Our common stock could be removed from quotation on the OTCBB if we fail to timely file our annual or quarterly reports.  If our common stock were no longer eligible for quotation on the OTCBB, the liquidity of our stock may be further adversely impacted.

Under the rules of the SEC we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the Financial Industry Regulatory Authority (FINRA) in 2005 which is informally known as the “Three Strikes Rule”, a FINRA member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer’s common stock has been removed from quotation on the OTCBB twice in that two year period.

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

As more fully described in our consolidated statement of changes in stockholders’ equity in Item 8, we issued 4,650,062 shares of common stock in 2010, with per-share issuance prices as low as $0.25. We will continue to so issue additional equity securities pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

In conjunction with the Data Jack acquisition more fully described in Note D to the consolidated financial statements, 25,000 additional shares of the Company’s restricted common stock are to be issued to the Sellers for every 5,000 new DataJack customers that the Company acquires, subject to a maximum of 500,000 shares issued.

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

Location	Lease Expires	Aggregate Monthly Installment of Base Rent		Sublessee Portion per Month

Dallas, Texas	February 28, 2015	$4,999		$-
Ft. Lauderdale, FL	February 28, 2013	$2,566	(1)	$-

(1)  The monthly base rent at Ft. Lauderdale, FL increases annually from $1,925 in the first year, to $2,646 in the second year to $3,128 in the third year.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol QUMI. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock during each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low

3/31/09	$4.00	$0.10
6/30/09	$4.90	$1.00
9/30/09	$3.00	$1.00
12/31/09	$2.71	$1.06
3/31/10	$2.70	$1.42
6/30/10	$2.60	$1.45
9/30/10	$2.60	$1.01
12/31/10	$2.59	$1.63
3/31/10	$1.63	$0.30

Holders
As of May 9, 2011, there were 24,962,237 shares of our common stock outstanding held by 132 shareholders of record, not including 100,000 shares held in our treasury.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009.  No options have been granted under the Plan through December 31, 2010, however, awards totaling 639,000 shares of the Company’s registered common stock have been granted under the Plan.

2009 Consulting Services Plan

Additionally, on November 25, 2009, the Company issued 300,000 shares of its common stock to Warren Gilbert (“Gilbert”) pursuant to a one-year consulting agreement with Gilbert entered into on November 20, 2009.  Under this agreement, Gilbert provided advice and counsel to the Company regarding financial management and strategic opportunities. The 300,000 shares of the Company’s common stock issued to Gilbert were registered on a Form S-8 registration statement filed with the SEC on November 9, 2009.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	4,361,000
Equity compensation plans not approved by security holders	0	N/A	-
Total	0	N/A	4,361,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the fourth quarter of 2010, the Company issued 1,960,000 shares of its unregistered common stock valued at $1,457,050, as follows:

•	On October 12, 60,000 restricted shares valued at $155,400 were issued Marcin Pycko as additional compensation. Mr. Pycko was at that time the Company’s Chief Technology Officer.

•	On October 21, 15,000 restricted shares valued at $38,850 were issued to Gina Corey in exchange for consulting services.

•	On December 2, 25,000 restricted shares valued at $25,000 were issued to Abundance Partners LP, in payment toward a note payable as discussed below.

•
On December 16, 1,300,000 restricted shares were sold to two accredited investors for net proceeds of $325,000.  Those investors invested an additional $175,000 on that same date but shares for that additional investment have not yet been issued.

•	On December 28, 51,438 restricted shares valued at $83,844 were issued in conjunction with the Syncpointe acquisition discussed in Note C to the Company’s consolidated financial statements.

•	On December 28, 148,562 shares valued at $242,156 were issued to Scott Jonasz, President of Syncpointe, as compensation pursuant to his employment agreement dated August 18, 2010.

•	On December 28, 200,000 restricted shares valued at $326,000 were issued to Stuart Ehrlich, President of the Company, as additional compensation.

•
On December 28, 160,000 restricted shares valued at $260,800 were issued to Robert Picow, the Company’s Chairman of its Board of Directors, as compensation for services performed as Chairman for the Company.

All of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis of the sophistication and small number of purchasers, and the restrictions placed on the certificates representing the shares and the representation received from the purchasers.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in federal regulation or current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

This MD&A should be read in conjunction with the financial statements included herein.

On January 13, 2009, Quamtel and WQN executed the Share Exchange Agreement pursuant to which the shareholders of WQN received a total of 15,000,000 post-split shares of Quamtel’s common stock in exchange for one hundred percent of the outstanding WQN stock held by them. All conditions for closing were satisfied or waived, and the transaction closed on July 28, 2009. As a result of the Exchange, the shareholders of WQN own approximately 91% of the outstanding common stock of Quamtel. In conjunction with closing the Exchange, certain outstanding obligations of Quamtel, including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 1,275,000 post-split shares of Quamtel’s common stock.

As a result of the Exchange and Merger, WQN became a wholly-owned subsidiary of Quamtel, through which its operations are conducted. On September 8, 2009, Quamtel filed an amendment to its Articles of Incorporation reflecting a one-for-ten reverse split of its common stock, and increasing its authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

Overview

WQN was formed as a Texas corporation in June 2007, when it acquired an operating business that was originally founded in 1996. WQN provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate in specific regions of the world. Customers utilize WQN’s VoIP network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is nearly the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

On December 9, 2009, the Company acquired all of the outstanding membership interests of Mobile Devices in exchange for 500,000 shares of its unregistered common stock, and up to 500,000 additional unregistered common stock shares contingent upon Mobile Devices achieving specified levels of new customers in the future.  Mobile Devices was subsequently renamed and reorganized as Data Jack. Data Jack was formed in February 2009, and its revenues prior to the Company’s acquisition were $96,113.  Data Jack specializes in delivering nationwide mobile 3G data coverage for a competitive fixed monthly price, through a proprietary USB device connected to any computer with a Windows or Mac operating system. Approximately $387,000 of revenue and a net loss of approximately $333,000 were generated from this subsidiary in 2010.

Effective August 18, 2010, the Company acquired all of the outstanding membership interests of Syncpointe LLC from the Sellers. Syncpointe LLC was subsequently renamed and reorganized as Syncpointe. The Company acquired Syncpointe in exchange for 1,000,000 shares of its unregistered common stock with piggyback registration rights.  The Sellers may receive earn-out payments equal to 12.5% of Syncpointe’s net profit (as defined in the Syncpointe LLC Membership Interest Purchase Agreement) for the first 18 months that it operates as a division of the Registrant. Syncpointe is a software developer focused on the development of mobile device management software. Syncpointe’s products are geared towards global enterprise, government, and consumer markets. Syncpointe LLC was formed in November 2008, and its revenues prior to the Company’s acquisition were $0 and $89,000 during 2010 and 2009, respectively. No revenues and a net loss of approximately $105,000 were generated from this company in 2010.

Results of Operations for the Year Ended December 31, 2010 Compared to the Same Period in 2009

Revenues

Our revenues for the years ended December 31, 2010 and 2009 were $2,182,258 and $2,462,060, respectively. A $387,000 revenue increase associated with Data Jack was substantially offset by reductions in EasyTalk and RocketVoIP revenues primarily because the retail rates to India, one of the Company’s primary markets, have been declining due to increased competition.  In addition, our revenues are under pressure due to competing technologies such as Skype and inexpensive home phone replacements, such as Vonage, which offer unlimited calling to India. This trend is expected to continue, putting further downward pressure on revenues and margins. Inflation has not had a material effect on revenues during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $1,826,657 and $1,638,895 for the years ended December 31, 2010 and 2009, respectively. This resulted in gross profit of $355,601 (16%) and $823,164 (33.4%) for the respective 2010 and 2009 periods. The decreased gross margin in 2010 was due to lowering our effective sales prices on our India traffic due to competitive market pressures, while our vendor cost reductions have not kept pace.

Operating Expenses

Operating expenses were $10,144,472 and $2,729,233 for the years ended December 31, 2010 and 2009, respectively. Compensation and consulting expenses increased from $1,748,645 to $5,347,150 during these periods due primarily to the $3,377,717 noncash compensation consulting agreement charge as described in Note I to the Company’s consolidated financial statements and, to a lesser extent, the iTella, Inc. (“Itella”) consulting agreement entered into in 2010, as described in Note G to the Company’s consolidated financial statements. General and administrative (“G&A”) expenses increased from $890,832 in 2009 to $1,280,434 in 2010, primarily due to increased expenses associated with operating the recently-acquired companies Data Jack and Syncpointe.

In accordance with ASU 350-20-35, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. As a result, during the year ended December 31, 2010 we recorded an impairment charge to our operating results of approximately $3.4 million relating to goodwill previously recorded for our WQN and Syncpointe acquisitions, due primarily to our inability to secure sufficient rights to related software since our acquisition of Syncpointe, and to management’s assessment of operating results and forecasted discounted cash flows for WQN. This impairment charge reduced the carrying value of these subsidiaries to their estimated fair value, eliminating all related goodwill. We may be required to record additional impairment charges for other remaining intangible assets in the future, which could materially adversely affect our financial condition and results of operations.

Net Income (Loss)

The gross margin decrease coupled with the operating expense increases noted above, combined to result in a net loss of $(10,052,360), compared to a net loss of $(1,931,897), in 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $78,739 at December 31, 2010. Our net cash used in operating activities for the year ended December 31, 2010 was $2,400,382, due primarily to our cash-based net loss during this period, partially offset by increases in our accounts and stock payable, and a decrease in prepaid expenses. Cash from investing activities was used primarily to purchase the domain names 800.com and DataJack.com and network equipment during this period. Our primary source of funding, as needed, has been through promissory note issuances, and sales of common stock for cash.

Our working capital decreased by $3,172,870 during the year ended December 31, 2010 from a working capital deficit of $1,330,097 at December 31, 2009 to a working capital deficit of $4,502,967 at December 31, 2010.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Exchange and Merger, has incurred a accumulated deficit of $11,982,372 through December 31, 2010, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainly that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended December 31, 2010, based on substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Certain Loan Agreements

As a result of the August 18, 2010 acquisition of Syncpointe LLC, the Company entered into an agreement effective November 4, 2010 with Abundance Partners LP (“Abundance”) and Syncpointe relating to the $80,000 principal balance on a secured $100,000 loan, bearing interest at 6% per annum, that Abundnace made to Syncpointe LLC on June 3, 2010 (the “Abundance Loan”).  Pursuant to the terms of this agreement, the Company issued to Abundance 25,000 shares of its unregistered common stock in lieu of an equity interest in Syncpointe and paid a $25,000 default fee due under the Abundance Loan which went into default on July 3, 2010.  Additionally, Syncpointe agreed to apply 15% of the cash proceeds to Syncpointe or the Company from any loan or sale of equity towards paying down the balance of the loan plus accrued but unpaid interest (the “Required Payments”), and agreed to pay off the balance of the Abundance Loan, plus interest, on or before March 31, 2011 (the “Maturity Date”).  Abundance agreed to reduce the 18% default interest rate to 12%, retroactive to July 3, 2010, and the parties further agreed that if the Abundance Loan went into default again, the interest rate would increase to 18%, retroactive to July 3, 2010.  The Company agreed that its Collateral (as that term is defined in the original Abundance Loan agreement) would be included with the Syncpointe Collateral as part of the security interest under that agreement and that such security interest would be subordinated to the first priority interest granted under the 2010 Secured Gilder Note (defined below).   Because the Required Payments were not made and the Abundance Loan was not repaid in full by the Maturity date, the Abundance Loan is currently in default.

Because of reduced monthly payments under the 2010 Secured Gilder Note (discussed under Item 13 below), the Company is in default of the terms of that note and, as such, at the option of Gilder, the entire unpaid principal balance and the accrued and unpaid interest are due and payable on demand, with past due principal bearing interest from the date of default at the maximum rate allowed by law.  Gilder (defined below), under a security agreement with the Company, holds a first priority lien and security interest in all of the assets of the Company, which secures the performance of the Company’s obligations under the 2010 Secured Gilder Note.

We have requested waivers from Abundance and Gilder of the default provisions of the Abundance Loan and the 2010 Secured Gilder Note, respectively, and we have received oral commitments to such waivers, subject to negotiations.  We cannot assure you, however, that the terms of such waivers will be acceptable to us.  Even if the terms of such waivers are acceptable, we may not be able to satisfy those terms in the future or be able to pursue our strategies within the constraints of those agreements.  These circumstances could materially and adversely impair our liquidity and, among other factors, raise substantial doubt regarding our ability to continue as a going concern.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2010.

Plan of Operations

We expect to adjust our operations and development to the level of capitalization, but we may not have sufficient capital resources to meet projected cash flow requirements for the next three months.  If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $25,000 per month.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history and lack of substantial historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

1.
In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill.

2.
Our revenues are primarily derived from fees charged to carry voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s balance sheet as unearned revenue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are included following the signature page to this Form 10-K.

The audited financial statements of the acquiree Mobile Devices (for the period ended September 30, 2009) are incorporated by reference to the Company’s Current Report on Form 8-K/A as filed on February 23, 2010. The audited financial statements of the acquiree Syncpointe LLC (for the years ended December 31, 2009 and 2008) are incorporated by reference to the Company’s Current Report on Form 8-K/A as filed on November 5, 2010.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 2011 Jewett, Schwartz, Wolfe & Associates (“JSW”) advised the Company that its audit practice was acquired by RBSM LLP (“RBSM”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm. The Company has since retained RBSM as its independent registered public accounting firm. The Company’s related Current Report on Form 8-K as filed on February 24, 2011 is incorporated by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) under the Exchange Act, as of December 31, 2010, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2010.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2010. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

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

Our management, including the Certifying Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria in the Internal Control - Integrated Framework. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to be unable to maintain effective internal control over our financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 17, 2011, Marcin Pycko resigned as the Company’s Chief Technology Officer.  He is still employed by the Company, however, as its Director of Communications Technology.

PART II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Executive Title:	Board of Directors	Date of Appointment
Stuart Ehrlich	37	President and Chief Executive Officer	Director	July 28, 2009
Gladys Perez	37	Vice President and Secretary	Director	July 28, 2009
Marc Moore	56	-	Director	April 1, 2011

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our Board of Directors.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board of Directors member nominations. The Board of Directors has chosen to separate the Chairman and Chief Executive Officer positions in order to enhance the independence of the Board of Directors and management. There was one Board of Directors meeting by telephone on January 21, 2010, and several actions by written consent.

Biographical resumes of each officer, director and significant employee are set forth below.

Stuart Ehrlich joined the Company at the closing of the Exchange as its President, Chief Executive Officer and as a director. He also serves as the Company’s acting principal financial officer.  Prior to his position with QuamTel, Mr. Ehrlich founded CandoCorp in 2005, a private consulting company focused on the telecommunications, finance, high technology and entertainment industries.

Gladys Perez has served as a consultant for WQN since June 2007, formulating strategies to diversify its product portfolio and penetrate new ethnic markets. From March 1999 through May 2006, she served as a marketing consultant for the Sun-Sentinel, Inc., and from 1989 through 1999 she held marketing and management positions with Caribbean Overseas Trading, Inc. and Embassy Suites. Ms. Perez brings relevant management and marketing experience to her position as a Board of Directors member.

Marc Moore has served as Chief Executive Officer of Collabria LLC since 2008, a company that operates in the information technology sector.  From 1990 to 1997, Mr. Moore served as President and Chief Executive Officer of Payroll Transfers, Inc. (“PTI”), a private corporation he co-founded.   During his eight year tenure at PTI, that company grew from startup into one of the largest companies in the industry and was named twice as one of the Inc. 500 Fastest Growing Companies in America. At the time of his departure, PTI had over 250 employees and sales representatives and annualized revenue in excess of $400 million. The company grew to over $1.5 billion in annual revenue and was listed in Forbes magazine as one of the top 100 private firms in America until its acquisition by a public company.  Prior to founding PTI, Mr. Moore was an Assistant Vice President with both Kidder Peabody and Merrill Lynch where he handled corporate cash management and pension accounts.

Mr. Moore has served as the president of two Florida and two national associations representing over one thousand companies and over three million employees. He is also a board member of the Center for Entrepreneurship and on the Dean’s Advisory Council for the College of Business at the University of South Florida. Mr. Moore currently has multiple business interests as well as serving as an advisor and director for private corporations.

Mr. Moore is an honors graduate of the United States Air Force Academy with a degree in Economics and Financial Management.  Following his graduation, Mr. Moore served as an Air Force fighter pilot for eight (8) years, flying the F-4 and F-16 aircraft.  During his tour with the Air Force, he was a member of numerous international committees and involved in systems development, operational readiness and flight operations of U.S. and allied air forces.

Significant Employees and Consultants

Marcin Pycko became Chief Technical Officer (“CTO”) upon the closing of the Exchange. From 2004 until the present, he has been CEO of PhonicEQ, Inc., a manufacturer of telecommunications hardware. Also from 2004 to 2007, he consulted with Voiceglo, a unit of The Globe.com, Inc., developing peer-to-peer telecommunications via the Internet. Prior to 2004, he worked at Digium, Inc and Nasza telecom, S.A., one of the first free-enterprise telecom operators in Warsaw, Poland. Mr. Pycko also earned a Telecommunications degree in 2002 from the Warsaw University of Technology. February 17, 2011, Mr Pycko resigned as our CTO.  However, he is still an employee of the Company and currently serves as its Director of Communications Technology.  Mr. Pycko brings relevant general management and technical telecommunications experience to his position at the Company.

Robert Picow served as a Director of the Company and Chairman of our Board of Directors from January 1, 2010 until his resignation from those positions on May 13, 2011.  Mr. Picow will continue to serve the Company as a sales and marketing consultant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the year ended December 31, 2010, except for the following:  One Form 3 for one member of our Board of Directors was not filed, and 5 Forms 4 and one Form 5 for that same director were not filed.  Two Forms 4 and one Form 5 were not filed for a second director.

Board Committees

The Company does not maintain a separately-designated, standing audit committee, compensation committee, or nominating committee, and the Board of Directors performs these functions. Due to the Company’s relatively small size, the Board of Directors has determined that it is not necessary to have a separately-designated, standing nominating committee or procedures for submitting shareholder nominations. The Board of Directors has not established separately-designated, standing audit committee or compensation committee for similar reasons. Eventually, the Board of Directors will review the advisability of establishing audit, compensation and nominating committees composed primarily of independent directors to perform the functions normally performed by such groups.

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

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stuart Ehrlich, CEO and President since August 2009 (1)	2009	$27,039	N/A	N/A	N/A	N/A	N/A	$–	$27,039
	2010	$44,677	N/A	$575,000	N/A	N/A	N/A	$–	$619,677

Marcin Pycko, CTO since August 2009 (2)	2009	$24,249	N/A	N/A	N/A	N/A	N/A	$–	$24,249
	2010	$51,778	N/A	$155,400	N/A	N/A	N/A	$–	$207,178

Gladys Perez, VP and Secretary since August 2009	2009	$20,358	N/A	N/A	N/A	N/A	N/A	$–	$20,358
	2010	$21,265	N/A	N/A	N/A	N/A	N/A	$–	$21,265
___________________________
(1) Mr. Ehrlich also acts as the Company’s principal financial officer.
(2) Mr. Pycko resigned as the Company’s Chief Technology Officer as of February 17, 2011.

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements with Executive Officers

All of the Company’s employees are employed at-will. The Company intends to enter into an employment agreement with Stuart Ehrlich. Terms of such an agreement have not yet been set, except that for 2011, the Company has agreed to pay Mr. Ehrlich a salary of $75,000 in cash plus 200,000 shares of the Company’s unregistered stock.

Consulting Agreements

Effective August 1, 2009 and subsequently amended, the Company executed a consulting services agreement with iTella (the “iTella Agreement”), whereby iTella provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties.  Consultant’s compensation consists of the following:

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

Expenses under the iTella Agreement for the year ended December 31, 2010 were $467,045. Prior to hiring iTella, the Company did not have expertise in the management and financing of a public company, and required the services of iTella as outlined in the iTella Agreement. The iTella Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control of the Company. Upon such a cancellation, iTella would be entitled to a lump sum payment equal to all consideration due for the remaining term.

On August 20, 2009, the Company also executed a one-year consulting agreement with consultant Gilbert, whereby Gilbert provided advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Gilbert was issued 300,000 shares of the Company’s common stock, which were registered in a registration statement on Form S-8 filed with the SEC on November 9, 2009.

On June 7, 2010, the Company executed a one-year consulting agreement with Mr. Windel Thelusma, whereby Mr. Thelusma agreed to provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mr. Thelusma was issued 100,000 shares of the Company’s common stock valued at $260,000 on July 9, 2010.  These shares were registered in a registration statement on Form S-8 filed with the SEC on November 9, 2009.

On August 23, 2010, the Company executed a six-month consulting agreement with Mirador Consulting, Inc. (“Mirador”), whereby Mirador agreed to provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Mirador was issued 125,000 shares of the Company’s common stock valued at $310,000 on August 23, 2010.

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and each holds office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

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

Our directors have received compensation for their services as follows:

Gladys Perez was paid $12,000 in each of 2009 and 2010 for her services as a director of the Company and will receive $12,000 in 2011 as well.

Robert Picow, a director of the Company and Chairman of the Board of Directors from January 1, 2010 to May 13, 2011, was compensated for his services to the Company as a director.  His 2010 compensation consisted of 220,000 shares of the Company’s unregistered common stock valued at $416,800, 24,000 shares of the Company’s registered common stock (of which he has received 14,000 shares) and cash payments totaling $60,000 (of which he has received $20,000).

The following table sets forth information regarding compensation Paid or accrued to our directors for the year ended December 31, 2010.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compensa-tion ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)

Gladys Perez	12,000	-	-	-	-	-	$12,000
Robert Picow	60,000	416,800	-	-	-	-	$476,800

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The Company’s Plan allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. No options were issued under the Plan through December 31, 2010; however, in 2010, the Company did issue grants of stock under the Plan totaling 639,000 registered shares.  The Company issued an additional 300,000 registered shares (not under the Plan) to Gilbert pursuant to a one-year consulting agreement with him.

Beneficial Ownership

The following table sets forth information as of May 9, 2011, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 24,962,237 shares of common stock issued and outstanding as of May 9, 2011:

•	Each person known by us to own beneficially more than five percent of our outstanding common stock;

•	Each of our directors;

•	Our Chief Executive Officer and each person who serves as an executive officer of the Company; and

•	All our executive officers and directors as a group.

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

The address for each of our officers and directors is c/o Quamtel, Inc., 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED	PERCENTAGE OF COMMON STOCK

Stuart Ehrlich	Common Stock	300,000	1.2%

Gladys Perez (1)	Common Stock	7,100,000	28.4%

Marc Moore	Common Stock	5,000	*

All Officers and Directors As a Group (3 persons)	Common Stock	7,405,000	29.7%

eTeltec Inc. 135 Weston Road, Suite 326 Weston, FL 33326	Common Stock	7,000,000	28.0%

Steven Ivester (2) 135 Weston Rd., Suite 326 Weston, Florida 33326	Common Stock	7,000,000	28.0%

Warren Gilbert. (3) 1800 NE 114th Street, Suite 2110 Miami, FL 33181	Common Stock	4,825,000	19.3%

Gerald and Seena Sperling 17899 Aberdeen Way Boca Raton, FL 33496	Common Stock	1,300,000	5.2%
_____________________
*Less than 1%.

(1) Includes 7,000,000 shares owned by eTeltec Inc. (“eTeltec”). Ms. Perez is the President and owner of eTeltec.

(2) Consists of 7,000,000 shares owned by eTeltec.  eTeltec obtained such shares through purchase from Steven Ivester under a Stock Purchase Agreement dated July 1, 2009 for the sum of $4,500,000, payable in a five year unsecured note plus interest at 3.5%.  Mr. Ivester and Ms. Perez enjoy a close personal relationship. As such, Mr. Ivester may be deemed to beneficially own all of the shares owned by eTeltec.  Mr. Ivester disclaims beneficial ownership of such shares, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the shares for any purpose, except to the extent of such person’s pecuniary interest therein.  This ownership disclosure is based in part on a Schedule 13D/A filed with the SEC on January 23, 2010 by eTeltec, Mr. Ivester and Ms. Perez.

(3) Includes 4,525,000 shares of the Company’s common stock held by Gilder Funding Corp. Mr. Gilbert controls Gilder Funding Corp.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through the iTella Agreement (more fully described above and in Note G to the Company’s consolidated financial statements.  Mr. Ivester is the principal employee of iTella.), has made personal advances to the Company. These advances, formalized under an unsecured revolving promissory note dated March 18, 2010, allow for a maximum principal loan amount of $1,000,000, are repayable upon demand, and are non-interest bearing. The outstanding balance of these advances was $569,037 and $758,781 at December 31, 2010 and 2009, respectively.

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bore interest at 15.9% per year, and unpaid principal and interest was repayable in full on June 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Gilbert Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to Gilbert, receiving net proceeds of $300,000. This note bore interest at 18% and was converted into 115,000 shares of the Company’s common stock at a conversion price of $2.70 per share on September 10, 2009. In connection with his purchase of this convertible note, on August 20, 2009, Gilbert also received six-year warrants to purchase 54,000 shares of the Company’s common stock exercisable at a price of $2.70 per share.  On May 9, 2011, Gilbert signed an agreement with the Company rescinding and cancelling these warrants as of their issue date, August 20, 2009.

On August 20, 2009, the Company also executed a one-year consulting agreement with Gilbert. Gilbert is the president of Gilder Funding Corp., a shareholder of the Company.  Pursuant to the terms of this agreement, Gilbert provided advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Gilbert was issued 300,000 shares of the Company’s common stock, which were registered with the SEC in a registration statement on Form S-8 on November 9, 2009.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Gilbert (the “2010 Secured Gilder Note”) for cash.  The proceeds of the 2010 Secured Gilder Note were used, in part, to repay the 2009 Gilbert Note, with accrued interest.  Interest on the 2010 Secured Gilder Note is 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Secured Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilbert Note is secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective June 15, 2010, monthly payments were increased to $27,000; and the maturity date was changed to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note and has since begun making monthly payments of $11,000.  Because of this reduced monthly payment, the Company is in default of the terms of the 2010 Secured Gilder Note and, as such, at the option of Gilder, the entire unpaid principal balance and the accrued and unpaid interest are due and payable on demand, with past due principal bearing interest from the date of default at the maximum rate allowed by law. Gilder, under a security agreement with the Company, holds a first priority lien and security interest in all of the assets of the Company, which secures the performance of the Company’s obligations under the 2010 Secured Gilder Note.   The Company has requested that Gilder waive these default provisions and has received his oral commitment to do so.

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bore interest at 3% per year and was payable in full, with interest, on February 25, 2012.  At December 31, 2010, the outstanding principal and interest on the 2010 Sperling Note was $250,349.  On March 10, 2011, the Company replaced and cancelled the 2010 Sperling Note with a new note (the “2011 Sperling Note”) in the amount of $500,000 in exchange for an additional $250,000 in cash from the Sperlings.  As a result of this transaction, the 2010 Sperling Note was deemed paid in full.  The 2011 Sperling Note bears interest at 3% per year and is payable in full, with interest, on March 10, 2013.

On December 16, 2010, the Sperlings made a short term loan to the Company of $75,000.  This loan was made pursuant to an oral agreement, bore no interest and was repaid in full prior to the end of the year.

On December 16, 2010, the Sperlings invested an additional $500,000 in the Company and received 1,300,000 shares for $325,000 of that investment, or $0.25 per share.  The Sperlings will receive an additional 700,000 shares for the remaining $175,000 of their investment.

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of The Nasdaq Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 20, 2011, the Company engaged RBSM, LLP (“RBSM”), which acquired the audit practice of Jewett, Schwartz, Wolfe & Associates (“JSW”), the Company’s previous auditor, as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010.

JSW provided services to us during the year ended December 31, 2009 and services through February 20, 2011.    Since RBSM was engaged subsequent to December 31, 2010, the following table shows the fees that we were billed by JSW for audit and other services provided by our independent auditors during the years ended December 31, 2010 and 2009

	Years Ending December 31,
	2010	2009
Audit Fees(1)	$42,000	43,000
Audit-Related Fees(2)	20,000	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–

(1)
Audit fees - These are fees billed for professional services performed by JSW for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by JSW as applicable, that are reasonably related to the performance of the audit or review of our financial statements. Included in the above fees were audit services related to the acquisition of DataJack, Inc. and Syncpointe, LLC.  These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by JSW, as applicable, with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by JSW, as applicable.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2010 and 2009, must be pre-approved by the Board of Directors, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	SEC Report Reference Number	Exhibit
2.1	2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder.(3)
2.2	2.1	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009.(3)
2.3	3.1	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., Data Jack, Inc. and Mobile Internet Devices, LLC.(6)
2.4	10.3	Partial Rescission Of Membership Interest Purchase Agreement dated August 4, 2010. (10)
2.5	10.4	Membership Interest Purchase Agreement by and among the members of Syncpointe LLC and Quamtel, dated August 18, 2010. (12)
3.1	3.2	Amended and Restated Articles of Incorporation.(7)
3.2	10.17	Bylaws.(1)
4.1	10.3	2009 Equity Incentive Plan.(4)
4.2	4.12	Warrant to Purchase Common Stock issued to W. Gilbert, dated August 12, 2009.(5)
4.3	4.1	Convertible Note issued to Gilder Funding Corp., dated August 20, 2009.(5)
4.4	4.13	Subscription Agreement between Quamtel and W. Gilbert, dated August 20, 2009.(5)
4.5	4.6	Promissory Note issued to Warren Gilbert on December 15, 2009. (14)
4.6	4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010. (14)
4.7	10.15	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010. (14)
4.8	4.9	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010. (14)
4.9	4.1	Amendment to Senior Secured Promissory Note, dated May 21, 2010. (11)
4.10	4.2	Consulting Agreement between Quamtel, Inc. and Thelusma, Windel dated June 7, 2010. (11)

4.11	4.1	Consulting Agreement dated August 23, 2010 between Quamtel and Mirador Consulting Inc. (15)
4.12	*	Promissory Note issued to Gerald and Seena Sperling on March 10, 2010.
4.13	*	Promissory Note issued to Gerald and Seena Sperling on December 13, 2010.
10.1	10.4	Unwind and Share Exchange Agreement, dated December 10, 2007.(2)
10.2	99.1	Rescission Agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC, dated December 10, 2007.(2)
10.3	10.1	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009.(5)
10.4	10.1	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009.(8)
10.5	10.1	EXECUTIVE EMPLOYMENT AGREEMENT dated August 18, 2010 by and between QuamTel and Scott M. Jonasz. (12)
10.6	10.1	EMPLOYMENT AGREEMENT dated December 13, 2010 between QuamTel and William McLaughlin. (16)
10.7	10.1	Agreement for separation of employment between QuamTel and William McLaughlin, dated January 26, 2011. (17)
10.8	*	First Amendatory Agreementby and among Abundance partners LP, Syncpointe, Inc. and Quamtel, Inc. dated as of November 4, 2010
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates. (18)
21	*	Subsidiaries of the Registrant.
23.1	23.1
Consent of Jewett, Schwartz, Wolfe & Associates to incorporate financial statements for fiscal year-end December 31, 2009 into Registration Statements on Form S-8 (File Nos. 333-162987 and 333-162988). (14)

23.2	23.2	Consent of RBSM LLP to incorporate financial statements for fiscal year-end December 31, 2010 into Registration Statements on Form S-8 (File Nos. 333-162987 and 333-162988). (14)
31.1	31.1	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act. (14)
32.1	32.1
Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	99.1	Audited financial statements of the acquiree Mobile Internet Devices, LLC. (9)
99.2	99.3	Proforma unaudited condensed consolidated statement of operations for the year ended December 31, 2009, after giving effect to the acquisition of Mobile Internet Devices, LLC. (14)
99.3	99.1	Audited financial statements of the acquiree Syncpointe, LLC. (13)
99.4	99.2	Unaudited condensed consolidated financial statements of acquiree Syncpointe for the six month period ending June 30, 2010. (13)
99.5	99.3	Proforma unaudited condensed consolidated statement of operations for the year ended June 30, 2010, after giving effect to the acquisition of Syncpointe, LLC. (13)
99.6	99.1	Proforma unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010, after giving effect to the acquisition of Syncpointe, LLC. (15)
_______
*filed herewith

(1)
Filed with the SEC on October 12, 2000, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 000-31757) on Form 10-SB, which exhibit is incorporated herein by reference.

(2)
Filed with the SEC on January 11, 2008, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on August 3, 2009, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on November 9, 2009, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 000-31757) on Form S-8, which exhibit is incorporated herein by reference.

(5)
Filed with the SEC on November 16, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 000-31757) on Form 10-Q, which exhibit is incorporated herein by reference.

(6)
Filed with the SEC on December 14, 2009, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(7)
Filed with the SEC August 17, 2009, as an exhibit, numbered as indicated above, to the Registrant’s definitive proxy statement (SEC File No. 000-31757) on Form 14C, which exhibit is incorporated herein by reference.

(8)
Filed with the SEC on January 27, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(9)
Filed with the SEC on February 23, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K/A, which exhibit is incorporated herein by reference.

(10)
Filed with the SEC on August 13, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(11)
Filed with the SEC on July 9, 2010, as an exhibit,   numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(12)
Filed with the SEC on August 24, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(13)
Filed with the SEC on November 5, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K/A, which exhibit is incorporated herein by reference.

(14)
Filed with the SEC on March 31, 2010, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 000-31757) on Form 10-K, which exhibit is incorporated herein by reference.

(15)
Filed with the SEC on November 15, 2010, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 000-31757) on Form 10-Q, which exhibit is incorporated herein by reference.

(16)
Filed with the SEC on December 17, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(17)
Filed with the SEC on February 1, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

(18)
Filed with the SEC on August 24, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Date: May 17, 2011	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President,
principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director; Chief Executive Officer, President, and Treasurer	May17, 2011
Stuart Ehrlich

/s/ Gladys Perez	Director	May17, 2011
Gladys Perez

/s/ marc Moore	Director	May17, 2011
Marc Moore

CONSOLIDATED FINANCIAL STATEMENTS

Quamtel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quamtel, Inc.

We have audited the accompanying consolidated balance sheet of Quamtel, Inc. as of December 31, 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circmstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quamtel, Inc. as of December 31, 2010 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted  in  the  United  States  of  America.

These accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in the Note C to the accompanying consolidated financial statements, the Company has incurred significant operating losses in the current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
May 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quamtel, Inc.

We have audited the accompanying consolidated balance sheets of Quamtel, Inc. as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quamtel, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $1,900,000 as of December 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida March 26, 2010

Quamtel, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$78,739	$94,003
Accounts receivable, net	55,654	30,367
Income tax receivable	-	11,678
Inventory	21,870	61,750
Prepaid expenses and deposits	113,903	449,705
Total current assets	270,166	647,502

Restricted Cash	150,000
Property and equipment, net	504,535	404,472
Goodwill and other intangibles	1,078,845	2,653,109

TOTAL ASSETS	$2,003,545	$3,705,083

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$994,936	$383,234
Accrued expenses	146,361	113,901
Unearned revenue	363,227	445,347
Advances from related party	614,678	758,781
Stock-based payable	491,000	26,000
Current portion of notes payable	2,162,932	250,336
Total current liabilities	4,773,133	1,977,599

Noncurrent portion of notes payable	-	14,496

TOTAL LIABILITIES	4,773,132	1,992,095

Shareholders' equity (Deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
23,312,237 and 18,662,175 shares issued and 23,212,237 and 18,662,175 outstanding at December 31, 2010 and
December 31, 2009, respectively	23,312	18,662
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	9,289,474	3,624,338
Treasury stock, at cost, 100,000 shares	(100,000)	-
Accumulated (deficit)	(11,982,372)	(1,930,012)
Total shareholders' equity (deficiency)	(2,769,586)	1,712,988

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$2,003,545	$3,705,083

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statement of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$2,182,258	$2,462,060

Cost of sales	1,826,657	1,638,895

Gross profit	355,601	823,164

Operating expenses:
Compensation, consulting and related expenses	5,347,150	1,748,645
General and administrative expenses	1,280,434	890,832
Impairment charges	3,384,731	-
Depreciation and amortization	132,157	89,756
Total operating expenses	10,144,472	2,729,233

Loss from operations	(9,788,871)	(1,906,069)

Other expense:
Interest and financing expense	189,728	26,799
Loss on disposition assets	73,761	-
Total other expense	263,490	26,799

Loss before income taxes	(10,052,360)	(1,932,868)

Income tax expense (benefit)	-	(971)

Net loss	$(10,052,360)	$(1,931,897)

Basic and diluted (loss) per share:

Loss from operations before income taxes	$(0.51)	$(0.12)
Income tax expense (benefit)	-	(0.00)

Net (loss) per share	$(0.51)	$(0.12)

Weighted average number of shares outstanding	19,797,994	16,676,668

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,052,360)	$(1,931,897)
Adjustments to reconcile net (loss) to net cashused in operating activities:
Depreciation and amortization	132,157	89,757
Loss on disposition of assets	73,761	-
Impairment charges	3,384,731	-
Noncash consulting expense	3,377,717	810,000
Noncash interest and financing expenses	-	10,500

Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(25,287)	7,706
Inventory	39,880	(61,750)
Prepaid expenses and deposits	335,801	(275,880)
Income tax payable	11,678	(12,649)
Accounts payable	166,200	362,854
Accrued expenses	32,460	84,097
Stock payable	205,000	-
Unearned revenue	(82,120)	164,711
Net cash (used in) operating activities	(2,400,382)	(752,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(168,276)	(256,726)
Acquisition of tangible assets, net of liabilities assumed	(126,577)	(44,957)
Acquisition of intangible assets	-	(280,000)
Increase in restricted cash	(150,000)	-
Net cash (used in) investing activities	(444,853)	(581,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	864,975	180,000
Proceeds from convertible debt issuances	286,000	300,000
Proceeds from promissory note issuances	2,162,054	250,000
Repayment of notes payable	(238,954)	-
Advances from (repayments to) related party	(144,103)	748,206
Cash paid to redeem common stock	(100,000)	-
Repayment of notes payable	-	(61,529)
Net cash provided by financing activities	2,829,971	1,416,676

Net increase (decrease) in cash	(15,264)	82,441

Cash and cash equivalents at beginning of period	94,003	11,562
Cash and cash equivalents at end of period	$78,738	$94,003

Supplemental cash flow information:
Cash paid for taxes	$5,378	$5,378
Cash paid for interest	$73,761	$26,799

Noncash investing and financing activities:
Issuance of notes payable for property and equipment	$-	$92,204
Issuance of common stock for intangible assets	$1,376,094	$1,968,500
Conversion of note payable to common stock	$51,000	$310,500

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balances as of December 31, 2008	16,472,175	$16,472	$383,528	$-	$1,885	$401,885

Common stock issued for debt conversion	115,000	115	310,385		-	310,500
Common stock issued for services	300,000	300	809,700		-	810,000
Common stock issued for Data Jack, Inc. acquisition	1,500,000	1,500	1,873,500		-	1,875,000
Common stock issued for cash	250,000	250	179,750		-	180,000
Common stock issued for 800.com acquisition	25,000	25	67,475		-	67,500
Net loss for the year		-	-		(1,931,897)	(1,931,897)

Balances as of December 31, 2009	18,662,175	$18,662	$3,624,338	$-	$(1,930,012)	$1,712,988

Common stock issued for services	1,573,624	1,574	3,376,143	-	-	3,377,717
Common stock issued for Syncpointe acquisition	1,051,438	1,051	2,562,793	-	-	2,563,844
Common stock redeemed re. Data Jack acquisition	(1,000,000)	(1,000)	(1,249,000)	-	-	(1,250,000)
Common stock issued for domain names	25,000	25	62,225	-	-	62,250
Common stock issued for cash	2,965,000	2,965	862,010	-	-	864,975
Common stock issued for debt repayment	35,000	35	50,965	-	-	51,000
Common stock to be repurchased	-	-	-	(100,000)	-	(100,000)
Net loss for the year	-	-	-	-	(10,052,360)	(10,052,360)

Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,587)

 The accompanying notes are an integral part of these consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

The Company provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate in other specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is virtually the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

Organization and Basis of Presentation

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

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quamtel, Inc. and its wholly owned subsidiaries WQN Inc.,  Data Jack, Inc., Syncpointe Inc. and Novotel, Inc. All significant intercompany transactions and balances have been eliminated.  The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including amounts in book overdraft positions, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies.

Restricted Cash

Restricted cash represents collateral on a standby letter of credit related to an agreement with one of the Company’s telecommunications service providers, effectively providing a guarantee of the Company’s payment of its account payable to this service provider.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2010 and 2009 was zero.

Inventories

Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage.  Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Deposits

A $300,000 cash payment was made in December 2009 for a planned inventory purchase.  The inventory was received in January 2010 but was not as ordered.  Therefore it was returned for a cash refund.  The $300,000 paid was included in prepaid expenses and deposits in the consolidated balance sheet at December 31, 2009.

At December 31, 2010, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10.   ASC 740-10-25 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any material unrecognized income tax positions.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed. using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year.  Options, warrants and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Common stock equivalents are excluded from the computation if their effect is anti-dilutive or, for options and warrants, if the exercise price exceeds the tradable value of the underlying stock.

Reverse Stock Split

The Board of Directors approved a one-for-twenty (1:20) reverse stock split of our common stock effective June 22, 2007 and a one-for-ten (1:10) reverse stock split of our common stock effective September 9, 2009.  All per share amounts in the financial statements have been retroactively adjusted to the earliest period presented for the effect of this reverse split.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Fair Value Measurements

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The financial assets of the Company measured at fair value on a recurring basis are primarily cash and cash equivalents. The Company’s cash and cash equivalents securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Revenue Recognition

The Company follows the guidance in Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 104 states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheet as unearned revenue. As of December 31, 2010 and 2009, the Company recorded unearned revenue of $363,227 and $445,347, respectively.

Economic Dependency

The Company utilizes a limited number of suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company’s orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company.

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

Costs for the internal development of computer software related to the Company’s proprietary systems are expensed as development stage costs until technological feasibility has been established. Thereafter, all additional software development costs are capitalized and amortized on a straight-line basis over their estimated useful lives.

Long-lived Assets

Property, equipment and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

    The Company records the excess of the fair value of companies acquired over the amounts assigned to their identified assets and liabilities as goodwill.  The Company determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's financial multiples to its competitors.  In accordance with ASU 350-20-35, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill, and amortizes its identifiable intangible assets over 10 years.  The Company tests its goodwill and other intangible assets for impairment at least annually by comparing the fair value of these assets to their carrying value. The Company has elected to perform its annual impairment test as of December 31 of each calendar year. An interim impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of an intangible asset below its carrying amount. If in the future the carrying value of goodwill or anther intangible asset exceeds its related fair value, the Company will recognize an impairment charge in an amount equal to that excess.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amends "Intangibles- Goodwill and Other" (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU.  Adoption of this ASU could have a material impact on the Company’s consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or December 31, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

Other ASUs not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(10,052,360) and $1,931,897 for the years ended December 31, 2010 and 2009.  As of December 31, 2010, the Company has reported an  accumulated deficit of $(11,982,372) and a working capital deficit of $(4,502,967), and has been dependent on issuances of debt and equity instruments to fund its operations.

The Company intends to increase its future profitability and seek new sources or methods of revenue to pursue its business strategy.  If the Company’s financial resources from operations are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 NOTE D - ACQUISITIONS

On December 9, 2009, the Company acquired all of the outstanding  membership interests of Mobile Internet Devices, LLC, a Florida limited liability (“Mobile Devices”), for a combination of common stock, stock warrants, and a royalty based on future earnings and new subscribers of the acquired company.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”). Effective August 4, 2010, the parties agreed to a partial rescission of the terms of the acquisition.  The purchase price, as subsequently amended, consisted of the following:

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	500,000 shares of Quamtel’s restricted common stock; and

(2)	25,000 additional shares of Quamtel’s restricted stock for every 5,000 new DataJack customers that the Company acquires, subject to a limit 500,000 shares

Effective August 18, 2010, the Company acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe LLC”). Syncpointe LLC was subsequently renamed and reorganized as Syncpointe, Inc., a Texas corporation (“Syncpointe”). The purchase price consisted of the following:

(1)	1,000,000 shares of Quamtel’s unregistered common stock with piggyback registration rights; and

(2)
Additional contingent consideration consisting of earn-out payments equal to 12.5% of Syncpointe net income (as defined in the Membership Interest Purchase Agreement) as it operates as a division of the Registrant for 18 months.

The condensed Data Jack and Syncpointe balance sheets, reflecting the net fair value amounts assigned to each major asset and liability as of its acquisition date is as follows:

	Data Jack	Syncpointe

Cash	$11,438	$-
Accounts receivable	76	-
Computer equipment and software	-	92,204
Accounts payable	(56,471)	(445,502)
Notes payable		(100,000)
Net liabilities assumed	(44,957)	(453,298)

Goodwill	669,957	3,017,142

Net fair value of assets acquired	$625,000	$2,563,844

The goodwill recorded for the acquisitions of Data Jack and Syncpointe represents the fair market value of the net liabilities assumed as of the acquisition date, plus the fair value of the Company’s common stock issued pursuant to the acquisitions of $625,000 and $2,563,844, respectively. At the date of acquisition, the Company did not place a fair value of the purchase price contingencies due to the probability of the earn-outs.   For income tax reporting purposes, the goodwill identified above are non-deductible.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Data Jack and Syncpointe businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Quamtel, Inc. for the same periods. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transactions had occurred at the beginning of the periods presented, and are not necessarily indicative of Quamtel’s future results.

	Year Ended December 31, 2010
	As Reported	Pro Forma Adjustments	Pro Forma

Revenues	$2,182,258	$-	$2,182,258
Net loss	$(10,052,360)	$(281,466)	$(10,333,826)
Net loss per common share outstanding - basic	$(0.51)	$-	$(0.51)
Weighted average common shares outstanding - basic	19,797,994	638,356	20,436,350

	Year Ended December 31, 2009
	As Reported	Pro Forma Adjustments	Pro Forma

Revenues	$2,462,060	$242,837	$2,704,897
Net loss	$(1,931,897)	$(1,538,333)	$(3,470,230)
Net loss per common share outstanding - basic	$(0.12)	$(0.07)	$(0.19)
Weighted average common shares outstanding - basic	16,676,668	1,500,000	18,176,668

NOTE E - PROPERTY AND EQUIPMENT, NET

At December 31, 2010 and 2009, respectively, property and equipment consisted of the following:

	2010	2009
Computers and equipment	$622,812	$512,341
Automobile	32,123	32,123
Furniture & Fixtures	16,346	19,077
Total	671,282	563,541
Less accumulated depreciation	(166,747)	(159,069)
Total	$504,535	$404,472

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $86,655 and $81,818, respectively.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOOD WILL AND OTHER INTANGIBLES

At December 31, 2010 and 2009, respectively, intangible assets consisted of the following:

	2010	2009

Goodwill associated with the acquisition of WQN, Inc.	$367,589	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	669,957	1,919,957
Goodwill associated with the acquisition of Syncpointe Inc.	3,017,142	-
Subtotal	4,054,688	2,287,546
Less: impairment charges	(3,384,731)	-
Goodwill, net of impairment charges	669,957	2,287,546

Acquisition of 800.com domain name	317,500	317,500
Acquisition of M2M domain names	88,827	-
Acquisition of DataJack.com domain name	56,000	56,000
Subtotal	462,327	373,500
Less accumulated amortization	(53,439)	(7,937)
Other intangibles, net of accumulated amortization	408,888	365,563

Goodwill and other intangibles, net	$1,078,845	$2,653,109

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $45,501 and $7,937, respectively.

Estimated future amortization expense as of December 31, 2010 is as follows:

Years Ended December 31,
2011	$92,465
2012	92,465
2013	92,465
2014	92,465
2015 and after	39,028
Total	$408,888

The goodwill amount of $367,589 was recorded primarily in connection with the WQN, Inc. acquisition in June 2007.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2010, the Company and the original Data Jack sellers amended the Membership Purchase Agreement dated December 9, 2009, whereby the consideration was reduced from 1,500,000 to 500,000 shares of the Company’s restricted common stock, with the 1,000,000 reduced shares redeemed by the Company. The Data Jack goodwill was correspondingly reduced from $1,919,957 to $669,957.

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

In December 2009, the Company purchased the URL DataJack.com (the “DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares which were valued at $26,000.  The shares have not yet been issued, and the liability is reflected as a stock-based payable on the Company’s consolidated balance sheet at December 31, 2009.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

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

During the year ended December 31, 2010 the Company recorded an impairment charge to its operating results of $3,384,731 relating to goodwill previously recorded for its WQN and Syncpointe acquisitions, due primarily to the Company’s inability to secure sufficient rights to related software since its acquisition of Syncpointe, and to management’s assessment of operating results and forecasted discounted cash flows for WQN. These impairment charges reduced the carrying value of the subsidiaries to their estimated fair value, eliminating all related goodwill.

Considerable management judgment is necessary to estimate fair value. As of December 31, 2010, we enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill.

The remaining estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – RELATED PARTY TRANSACTIONS

Related party advances

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company. These advances, formalized under an unsecured revolving promissory note dated March 18, 2010, allow for a maximum principal loan amount of $1,000,000, are repayable upon demand, and are non-interest bearing. Such advances amounted to $614,678 and $758,781 at December 31, 2010 and 2009, respectively. See Note F for the 800 Domain Name transaction involving Mr. Ivester.

Related party consulting fees

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

Expenses under the Restated Consulting Services Agreement for the year ended December 31, 2010 were $467,044. Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2009, the Company also executed a one-year consulting agreement with Mr. Warren Gilbert (“Gilbert”), who is the president of Gilder Funding Corp., a shareholder of the Company, whereby Gilbert will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Gilbert was issued 300,000 shares of the Company’s common stock, which were registered on a registration statement on Form S-8 on November 9, 2009. The 300,000 common shares were valued at $810,000 based on the traded market per-share market price per share of $2.70 at August 20, 2009, and have been reflected as additional paid-in capital on the company’s consolidated balance sheet, and a noncash charge included in Compensation, consulting and related expenses in the Company’s consolidated statement of operations.

NOTE H - NOTES PAYABLE

At December 31, 2010 and 2009, notes payable consisted of the following:

	2010	2009

Promissory note payable – shareholders	$2,014,934	$200,000
Note payable - Abundance Partners LLC	84,763	-
Note payable - Dell Computer	40,951	-
Notes payable - CIT Bank	-	35,899
Note payable - American Honda Finance Corporation	14,321	20,256
Note payable - Total Bank	7,963	8,678

Total notes payable	2,162,932	264,833

Less current portion	(2,162,932)	(250,336)

Noncurrent portion	$-	$14,497

Estimated aggregate maturities of notes payable as of December 31, 2010 is as follows:

Secured Promissory Note Payable  - Shareholder

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bore interest at 15.9% per year, and unpaid principal and interest was repayable in full on June 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Gilbert Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Gilbert (the “2010 Secured Gilder Note”) for cash.  The proceeds of the 2010 Secured Gilder Note were used, in part, to repay the 2009 Gilbert Note, with accrued interest.  Interest on the 2010 Secured Gilder Note is 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilder Note is secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective June 15, 2010, monthly payments were increased to $27,000; and the maturity date was changed to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note and has since begun making monthly payments of $11,000.  Because of this reduced monthly payment, the Company is in default of the terms of the 2010 Secured Gilder Note and, as such, at the option of Gilder, the entire unpaid principal balance and the accrued and unpaid interest are due and payable on demand, with past due principal bearing interest from the date of default at the maximum rate allowed by law. Gilder, under a security agreement with the Company, holds a first priority lien and security interest in all of the assets of the Company, which secures the performance of the Company’s obligations under the 2010 Secured Gilder Note.

The Company has requested a waiver from Gilder of the default provisions of the 2010 Secured Gilder Note and has received oral commitments to such waiver, subject to negotiations.  The Company cannot provide assurance, however, that the terms of such waiver will be acceptable to it.  Even if the terms of such waiver are acceptable, the Company may not be able to satisfy those terms in the future or be able to pursue its strategies within the constraints of that agreement.  These circumstances could materially and adversely impair the Company’s liquidity and, among other factors, raise substantial doubt regarding its ability to continue as a going concern.

At December 31, 2010, the outstanding principal and interest on the 2010 Secured Gilder Note was $1,247,595.

Unsecured promissory note payable

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bore interest at 3% per year and was payable in full, with interest, on February 25, 2012.  At December 31, 2010, the outstanding principal and interest on the 2010 Sperling Note was $250,349.

 On March 10, 2011, the Company replaced and cancelled the 2010 Sperling Note with a new note (the “2011 Sperling Note”) in the amount of $500,000 in exchange for an additional $250,000 in cash from the Sperlings.  As a result of this transaction, the 2010 Sperling Note was deemed extinguished.  The 2011 Sperling Note bears interest at 3% per year and is payable in full, with interest, on March 10, 2013.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2010, the Sperlings made a short term loan to the Company of $75,000.  This loan was made pursuant to an oral agreement, bore no interest and was repaid in full prior to the end of the year.

During the year ended December 31, 2010, the Company obtained short-term unsecured advances from four shareholders.  The unsecured advances no not accrue interest.  At December 31, 2010, the outstanding principal on these advances was $516,990.

Note payable - Abundance Partners LLC

As a result of the August 18, 2010 acquisition of Syncpointe LLC, the Company entered into an agreement effective November 4, 2010 with Abundance Partners LP (“Abundance”) and Syncpointe relating to the $80,000 principal balance on a secured $100,000 loan, bearing interest at 6% per annum, that Abundnace made to Syncpointe LLC on June 3, 2010 (the “Abundance Loan”).  Pursuant to the terms of this agreement, the Company issued to Abundance 25,000 shares of its unregistered common stock in lieu of an equity interest in Syncpointe and paid a $25,000 default fee due under the Abundance Loan which went into default on July 3, 2010.  Additionally, Syncpointe agreed to apply 15% of the cash proceeds to Syncpointe or the Company from any loan or sale of equity towards paying down the balance of the loan plus accrued but unpaid interest (the “Required Payments”), and agreed to pay off the balance of the Abundance Loan, plus interest, on or before March 31, 2011 (the “Maturity Date”).  Abundance agreed to reduce the 18% default interest rate to 12%, retroactive to July 3, 2010, and the parties further agreed that if the Abundance Loan went into default again, the interest rate would increase to 18%, retroactive to July 3, 2010.  The Company agreed that its Collateral (as that term is defined in the original Abundance Loan agreement) would be included with the Syncpointe Collateral as part of the security interest under that agreement and that such security interest would be subordinated to the first priority interest granted under the 2010 Secured Gilder Note (defined below).   Because the Required Payments were not made and the Abundance Loan was not repaid in full by the Maturity date, the Abundance Loan is currently in default.

The Company has requested a waiver from Abundance of the default provisions of the Abundance Loan and has received oral commitments to such waiver, subject to negotiations.  The Company cannot provide assurance, however, that the terms of such waiver will be acceptable to it.  Even if the terms of such waiver are acceptable, the Company may not be able to satisfy those terms in the future or be able to pursue its strategies within the constraints of that agreement.  These circumstances could materially and adversely impair the Company’s liquidity and, among other factors, raise substantial doubt regarding its ability to continue as a going concern.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Notes Obligations

The CIT bank notes are associated with computer purchases in 2007, are repayable in 36 equal monthly payments through August and September 2010, and bear interest at 24.49% per year.

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

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to Gilbert, receiving net proceeds of $300,000. This note bore interest at 18% and was converted into 115,000 shares of the Company’s common stock at a conversion price of $2.70 per share on September 10, 2009. In connection with his purchase of this convertible note, on August 20, 2009, Gilbert also received six-year warrants to purchase 54,000 shares of the Company’s common stock exercisable at a price of $2.70 per share.  On May 9, 2011, Gilbert signed an agreement with the Company rescinding and cancelling these warrants as of their issue date, August 20, 2009.

NOTE I – CAPITAL STOCK

The Company has authorized 50,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has authorized 200,000,000 shares of common stock, with a par value of $0.001 per share.  As of December 31, 2010 and 2009, the Company has issued 23,312,237 and 18,662,175, respectively.

On March 25, 2010, the Company entered into an agreement to repurchase 100,000 common shares for $100,000.

During the years ended December 31, 2010 and 2009, the Company issued 1,573,624 and 300,000 shares of common stock for services rendered valued at $3,377,717 and $810,000, respectively.

The following are private placement common stock transactions which occurred during the year ended December 31, 2010 and 2009:

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2009, 150,000 shares of the Company’s common stock were issued for $60,000 cash.  On December 29, 2009, 100,000 shares of the Company’s common stock were issued for $100,000 cash.  Prior to the Exchange, $20,000 was invested in pre-merger shareholders’ equity.

On December 16, 2010, the Sperlings invested an additional $500,000 in the Company and received 1,300,000 shares for $325,000 of that investment, or $0.25 per share.  The Sperlings will receive an additional 700,000 shares for the remaining $175,000 of their investment.   As of December 31, 2010, the 700,000 shares have not been issued.

During the year ended December 31, 2010, the Company completed private placements with eight investors for aggregate gross proceeds of $864,975.  Pursuant to the private placements, the Company issued 965,000 shares of common stock valued at $0.38 per share.

NOTE J – EQUITY INCENTIVE PLAN

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel, Inc. and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors.  All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009.  No options have been granted under the Plan through December 31, 2010, however, awards totaling 639,000 shares of the Company’s registered common stock have been granted under the Plan.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

	Years ended
	December 31, 2010	December 31, 2009

Current benefit	$-	$(971)
Deferred benefit	-	-
Net income tax benefit	$-	$(971)

The Company's income tax expense (benefit) at the statutory rate was substantially equal to the reported income tax expense (benefit).  The Company is only subject to federal income taxes.

At December 31, 2010, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$3,949,337
Less valuation allowance	(3,949,337)
Total	$-

The Company's net operating loss carryforward for federal income tax purposes was approximately $8,257,781 as of December 31, 2010, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards.  Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

The Company has filed corporate income tax returns through 2009 and has filed an extension for 2010.

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases
The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL.  The leases expire on February 28, 2015 and February 28, 2013, respectively.  Future minimum lease payments under operating leases as of December 31, 2010 are $229,426, payable at the rate of  $62,870 in 2011, $75,644 in 2012, $45,328 in 2013, $39,072 in 2014, and  $6,512 in 2015 .

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the years ended December 31, 2010 and 2009 was $68,459 and $70,727, respectively.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commitments for minimum rentals under non cancelable leases at December 31, 2010 are as follows:

2011	62,870
2012	75,644
2013	45,328
2014	39,072
2015 and thereafter	6,512
Total	$229,426

Consulting Agreements

See Note G for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

Letter of Credit

As of December 31, 2011, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at March 31, 2011, is classified as restricted cash, a non-current asset.

NOTE M – SUBSEQUENT EVENTS

From January 1, 2011 through April 30, 2011, the Company sold 1,455,000 shares of its common stock in private transactions to a number of investors at an average price of $0.25 per share.