Form 10-Q
period 2011-03-31
Quamtel, Inc.
filed 2011-05-24
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

or

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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 23, 2011 is 25,127,737.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

Quamtel, Inc.
 Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$137,129	$78,739
Accounts receivable, net	20,553	55,654
Inventory	21,870	21,870
Prepaid expenses and deposits	32,651	113,903
Total current assets	212,203	270,166

Restricted Cash	150,000	150,000
Property and equipment, net	482,931	504,535
Goodwill and other intangibles, Net	1,067,445	1,078,845

TOTAL ASSETS	$1,912,579	$2,003,545

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$930,700	$994,936
Accrued expenses	155,080	146,361
Unearned revenue	409,529	363,227
Advances from related party	603,018	614,678
Stock-based payable	491,000	491,000
Notes payable	2,446,929	2,162,932
Total current liabilities	5,036,256	4,773,133

TOTAL LIABILITIES	5,036,255	4,773,132

Shareholders' equity (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
24,462,237 and 23,312,237 shares issued, and 24,362,237 and 23,212,237 outstanding at
March 31, 2011 and December 31, 2010, respectively	24,462	23,312
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	9,613,324	9,289,474
Treasury stock, at cost, 100,000 shares	(100,000)	(100,000)
Accumulated (Deficit)	(12,661,462)	(11,982,372
Total shareholders' (deficiency)	(3,123,676)	(2,769,586)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$1,912,579	$2,003,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
 Condensed Consolidated Statement of Operations
Three Months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Revenues	$428,010	$703,748

Cost of sales	255,765	490,762

Gross profit	172,245	212,986

Operating expenses:
Compensation, consulting and related expenses	582,052	667,669
General and administrative expenses	184,114	345,232
Depreciation and amortization	33,004	34,185
Total operating expenses	799,169	1,047,086

Loss from operations	(626,924)	(834,100)

Other expense:
Interest and financing expense	52,166	35,339
Total other expense	52,166	35,339

Loss before income taxes	(679,090)	(869,439)

Income tax expense (benefit)	-	-

Net loss	$(679,090)	$(869,439)

Basic and diluted loss per share:

Net loss per share	$(0.03)	$(0.05)

Weighted average number of shares outstanding	23,945,015	18,805,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Deficiency
 For the Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,587)

Common stock issued for services	200,000	200	139,800		-	140,000
Common stock issued for cash	950,000	950	184,050		-	185,000
Net loss for the year	-	-	-		(679,090)	(679,090)

Balances as of March 31, 2011	24,462,237	$24,462	$9,613,324	$(100,000)	$(12,661,462)	$(3,123,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
 Condensed Consolidated Statements of Cash Flows
 For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(679,090)	$(869,439)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,004	34,185
Noncash consulting expense	140,000	321,210
Changes in operating assets and liabilities net of assets
and liabilities acquired:
Accounts receivable	35,101	14,080
Inventory	-	55,125
Prepaid expenses and deposits	81,252	311,787
Accounts payable	(64,236)	86,717
Accrued expenses	8,720	(33,788)
Unearned revenue	46,302	(104,758)
Net cash used in operating activities	(398,947)	(184,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(44,524)
Acquisition of intangible assets	-	(25,377)
Deposit paid		(25,000)
Net cash used in investing activities	-	(94,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	185,000	164,975
Proceeds from promissory note issuances	283,998	1,050,000
Advances from (repayments to) related party	(11,660)	(279,472)
Repayment of notes payable	-	(224,123)
Net cash provided by financing activities	457,338	711,380

Net increase in cash	58,390	431,598

Cash and cash equivalents at beginning of period	78,739	94,003
Cash and cash equivalents at end of period	$137,129	$525,601

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$20,825

Noncash investing and financing activities:
Issuance of common stock for intangible assets	$-	$62,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

The Quamtel Inc. (“the Company”) provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate in other specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is virtually the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Company’s financial statements for the year ended December 31, 2010 as presented in the Company’s Form 10-K filed on May 17, 2011.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.   As of March 31, 2011, the Company has reported an  accumulated deficit of $(12,661,462) and a working capital deficit of $(4,824,053), and has been dependent on issuances of debt and equity instruments to fund its operations.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - PROPERTY AND EQUIPMENT, NET

At March 31, 2011 and December 31, 2010, respectively, property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Computers and equipment	$622,813	$622,813
Automobile	32,123	32,123
Furniture & Fixtures	16,346	16,346
Total	671,282	671,282
Less accumulated depreciation	(188,351)	(166,747)
Total	$482,931	$504,535

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $21,604 and $24,749, respectively.

NOTE E - INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, respectively, intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Domain names	462,327	462,327
Total	1,132,284	1,132,284
Less accumulated amortization	(64,839)	(53,439)
Total	$1,067,445	$1,078,845

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $11,400 and $9,436, respectively.

The goodwill amounts of $669,957 and $462,327 were recorded with the Data Jack acquisition in December, 2009.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $603,018 and $614,678 at March 31, 2011 and December 31, 2010, respectively.

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

Expenses under the Restated Consulting Services Agreement for the three months ended March 31, 2011 and year ended December 31, 2010, respectively, were $121,287 and $467,044.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bore interest at 15.9% per year, and unpaid principal and interest was repayable in full on June 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bore interest at 3% per year and was payable in full, with interest, on February 25, 2012.  At December 31, 2010, the outstanding principal and interest on the Note was $250,349.  On March 10, 2011, the Company replaced and cancelled the 2010 Sperling Note with a new note (the “2011 Sperling Note”) in the amount of $500,000 in exchange for an additional $250,000 in cash from the Sperlings.  As a result of this transaction, the 2010 Sperling Note was deemed paid in full.  The 2011 Sperling Note bears interest at 3% per year and is payable in full, with interest, on March 10, 2013.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - NOTES PAYABLE

At March 31, 2011 and December 31, 2010, notes payable consisted of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Promissory note payable - shareholders	$2,301,944	$2,014,934
Note payable - Abundance Partners LLC	86,684	84,763
Note payable - Dell Computer	40,951	40,951
Note payable - American Honda Finance Corporation	12,749	14,321
Note payable - Total Bank	4,601	7,963

Total notes payable	2,446,929	2,162,932

Less current portion	(2,446,929)	(2,162,932)

Noncurrent portion	$0	$0

Secured Promissory Note Payable  - Shareholder

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bore interest at 15.9% per year, and unpaid principal and interest was repayable in full on June 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has requested a waiver from Gilder of the default provisions of the 2010 Secured Gilbert Note and has received oral commitments to such waiver, subject to negotiations.  The Company cannot provide assurance, however, that the terms of such waiver will be acceptable to it.  Even if the terms of such waiver are acceptable, the Company may not be able to satisfy those terms in the future or be able to pursue its strategies within the constraints of that agreement.  These circumstances could materially and adversely impair the Company’s liquidity and, among other factors, raise substantial doubt regarding its ability to continue as a going concern.

At March 31, 2011, the outstanding principal and interest on the Note was $1,281,804.

Unsecured promissory note payable

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bore interest at 3% per year and was payable in full, with interest, on February 25, 2012.  At December 31, 2010, the outstanding principal and interest on the Note was $250,349.

 On March 10, 2011, the Company replaced and cancelled the 2010 Sperling Note with a new note (the “2011 Sperling Note”) in the amount of $500,000 in exchange for an additional $250,000 in cash from the Sperlings.  As a result of this transaction, the 2010 Sperling Note was deemed extinguished.  The 2011 Sperling Note bears interest at 3% per year and is payable in full, with interest, on March 10, 2013.    At March 31, 2011, the outstanding principal and interest on the Note was $502,899.

On December 16, 2010, the Sperlings made a short term loan to the Company of $75,000.  This loan was made pursuant to an oral agreement, bore no interest and was repaid in full prior to the end of the year.

During the year ended December 31, 2010, the Company obtained short-term unsecured advances from four shareholders.  The unsecured advances accrue interest at rates between 0% and 0% per annum.  At December 31, 2010, the outstanding principal and interest on the Note was $516,990.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE H– FINANCING AND OTHER TRANSACTIONS

 In the first quarter of 2011, the Company issued 1,150,000 shares of common stock valued at $325,000 as follows:

● 950,000 shares were issued and sold to four accredited investors for net proceeds of $185,000.

● 200,000 shares valued at $140,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2011.

 NOTE I – SUBSEQUENT EVENTS

From April 1, 2011 through April 30, 2011, the Company sold 1,455,000 shares of its common stock in private transactions to a number of investors at an average price of $0.25 per share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on May 17, 2011.

Background

On January 13, 2009, Quamtel (formerly Atomic Guppy, Inc.) and WQN, Inc., a Texas corporation (“WQN”) executed a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the shareholders of WQN received a total of 15,000,000 post-split shares of our common stock in exchange for all of their shares of WQN stock (the “Exchange” or “Merger”). All conditions for closing were satisfied or waived, and the Merger closed on July 28, 2009.   As a result of, and at the time of, the Exchange, the shareholders of WQN owned approximately 91% of our then outstanding common stock. In conjunction with closing the Merger, certain outstanding obligations of Quamtel including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding, were exchanged for 1,275,000 post-split shares of our common stock.

As a result of the Exchange, WQN became our wholly-owned subsidiary, through which our operations are conducted. On September 8, 2009, we filed an amendment to our Articles of Incorporation concluding a one-for-ten reverse split of our common stock and increasing our authorized stock to 200,000,000 common shares and 50,000,000 preferred shares.

On December 9, 2009, we acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability company (“Mobile Devices”), in exchange for 500,000 shares of our unregistered common stock, and up to 500,000 additional unregistered common stock shares contingent upon Mobile Devices achieving specified levels of new customers in the future.  Mobile Devices was subsequently renamed and reorganized as Data Jack, Inc., a Texas corporation (“Data Jack”).

Effective August 18, 2010, we acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”), from Half A Minute, LLC; McPheeters Communication Group, LLC; and VKS, LLC (collectively, the “Sellers”). We acquired Syncpointe in exchange for 1,000,000 shares of our unregistered common stock, with piggyback registration rights.  The Sellers may receive earn-out payments equal to 12.5% of Syncpointe’s net income (as defined in the Syncpointe LLC Membership Interest Purchase Agreement) for the first 18 months that it operates as a Quamtel division.

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

Syncpointe is a software developer focused on the development of mobile device management software. The Company’s products are geared toward global enterprise, government, and consumer markets. Syncpointe was formed in November 2008, and its revenues prior to the Company's acquistion were $0 and $89,000 during 2010 and 2009, respectively.

Results of Operations for the Three Months ended March 31, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the three months ended March 31, 2011 and 2010 were $428,010 and $703,748, respectively. Revenues have been decreasing primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues for the three months ended March 31, 2011 and 2010 were $78,376 and $149,239, respectively, partially offsetting the India-based revenue decline. Syncpointe revenues were $0 for three months ended March 31, 2011. (We recognized no revenue from Syncpointe in the corresponding 2010 period because we acquired Syncpointe in August 2010.)

Cost of Sales and Gross Profit

Cost of sales was $255,765 and $490,762 for the three months ended March 31, 2011 and 2010, respectively. This resulted in gross profit of $172,245 (40%) and $212,986 (30%) for the respective 2011 and 2010 periods. The increased gross margin in 2011 was due to  a large vendor credit received in the three months ended March 31,2011. After adjusting for the vendor credits, gross margins were 26%, a 4% decrease from 2010.  Our effective sales prices on our India traffic decreased due to competitive market pressures, while our vendor cost reductions have not kept pace.

Operating Expenses

Operating expenses were $799,169 and $1,047,086 for the three months ended March 31, 2011 and 2010, respectively. Compensation and consulting expenses decreased from $667,669 to $582,052 during these periods due primarily to the $181,000 decrease in the value of common shares issued for compensation and consulting services as described in Note I to the Company’s unaudited condensed consolidated financial statements.General and administrative (“G&A”) expenses decreased from $345,232 in the 2010 period to $184,114 in 2011, primarily due to Management reducing general and administrative expenses, in particular professional fees and travel expenses, to be more in line with the reduction of sales.

Other Expenses

Interest, financing and other expenses increased from $35,339 to $52,166 for the three months ended March 31, 2011 versus the corresponding 2010 period, due primarily to the interest related to the secured and unsecured promissory notes payable discussed in Note H to the Company’s unaudited condensed consolidated financial statements.

Net Loss

A reduction in stock compensation expenses along with a reduction of overall general and administrative expenses resulted in a lower net loss of $(679,090) for the three month period ended March 31, 2011  compared with a net loss of $(869,439) for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $137,129 at March 31, 2011. Our net cash used in operating activities for the three months ended March 31, 2011 was $398,948, due primarily to our cash-based net loss during this period.

Our primary sources of funding have been through the proceeds of the $1,250,000 secured promissory note payable received in 2010 (as discussed in Note H to our unaudited condensed consolidated financial statements), from advances from Steven Ivester under an unsecured, revolving, non-interest bearing promissory note payable with a maximum amount of $1,000,000 (as described in Note G to our unaudited condensed consolidated financial statements), from a $500,000 acquisition of our unregistered common stock by one of our existing stockholders, and from a $500,000 loan by another of our stockholders, $250,000 of which was funded in March 2011.  Advances outstanding under the unsecured revolving promissory note totaled $516,990 as of March 31, 2011.

At March 31, 2011, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers, as discussed in Note D to our unaudited condensed consolidated financial statements.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations since the Merger, have incurred an accumulated deficit of $12,661,462 through March 31, 2011, and have been dependent on issuances of debt and equity instruments to fund our operations.  We intend to increase our future profitability and seek new sources or methods of financing or revenue to pursue our business strategy.  However, there can be no certainty that we will be successful in this strategy.  These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2010, based on substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We expect to raise any necessary additional funds through loans and additional sales of our common stock or debt instruments. There can be no assurance that we will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2011.

Plan of Operations

We do not currently have sufficient capital resources to meet projected cash flow requirements. We will need to continue to raise capital through the issuance of new shares or by issuing new debt securities. However, any failure in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2011:

		2011				2015 and
	Total	(Remainder)	2012	2013	2014	Thereafter

Advances from related party	$603,018	$603,018	$-	$-	$-	$-
Notes payable (principal)	2,446,929	2,446,929	-	-	-	-
Subtotals	3,049,947	3,049,947	-	-	-	-

Purchase obligations	-	-	-	-	-	-
Operating leases	229,426	62,870	75,644	45,328	39,072	6,512
Totals	$3,279,373	$3,112,817	$75,644	$45,328	$39,072	$6,512

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of March 31, 2011, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2011. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed on May 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2011, we issued 1,150,000 shares of common stock valued at $325,000 as follows:

●	900,000 shares were issued and sold to four accredited investors for net proceeds of $185,000; and
●	200,000 shares valued at $140,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2011

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. These securities were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D. No commissions were paid in connection with these sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

The Company has requested that Gilder waive these default provisions and has received his oral commitment to do so.  We cannot assure you, however, that the terms of such waiver will be acceptable to us.  Even if the terms of such waiver are acceptable, we may not be able to satisfy the waiver terms in the future or be able to pursue our strategies within the constraints of such terms.  These circumstances could materially and adversely impair our liquidity.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Promissory Note in the Principal Amount of $500,000 dated March 10, 2011 (1)

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1) Filed with the SEC on May 17, 2011, as Exhibit No. 4.12 to the Registrant's annual report on Form 10-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Dated: May 23, 2011	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer