Form 10-Q
period 2011-06-30
Quamtel, Inc.
filed 2011-08-22
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2011
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

The number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2011 is 39,352,737.

QUAMTEL, INC.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

Quamtel, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$28,363	$78,739
Accounts receivable, net	35,467	55,654
Inventory	23,725	21,870
Prepaid expenses and deposits	86,686	113,903
Total current assets	174,241	270,166

Restricted Cash	150,000	150,000
Property and equipment, net	368,921	504,535
Goodwill and other intangibles	1,055,919	1,078,845

TOTAL ASSETS	$1,749,081	$2,003,545

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$790,842	$994,936
Accrued expenses	135,563	146,361
Unearned revenue	324,885	363,227
Advances from related party	444,424	614,678
Stock-based payable	316,000	491,000
Current portion of notes payable	2,488,857	2,162,932
Total current liabilities	4,500,571	4,773,133

Noncurrent portion of notes payable	-	-

TOTAL LIABILITIES	4,500,571	4,773,132

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
32,512,737 and 23,312,237 shares issued, and 32,412,737 and 23,212,237 outstanding at
June 30, 2011 and December 31, 2010, respectively	31,687	23,312
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	11,312,399	9,289,474
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(13,995,576)	(11,982,372)
Total shareholders' (deficiency)	(2,751,490)	(2,769,586)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$1,749,081	$2,003,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statement of Operations
For the Three and Six Months Ended (Unaudited) June 30, 2011 and 2010
Unaudited

	Three Months		Six Months
	2011	2010	2011	2010

Revenues	$526,434	$472,155	$954,444	$1,175,903

Cost of sales	375,582	445,835	631,346	936,598

Gross profit	150,853	26,320	323,098	239,305

Operating expenses:
Compensation, consulting and related expenses	1,413,320	731,712	1,995,372	1,399,382
General and administrative expenses	248,964	264,307	433,078	609,538
Depreciation and amortization	33,333	28,463	66,337	62,648
Total operating expenses	1,695,617	1,024,482	2,494,786	2,071,568

Loss from operations	(1,544,764)	(998,162)	(2,171,688)	(1,832,263)

Other (income) expense:
Interest and financing expense	62,146	72,625	114,312	72,625
Other (income) loss	(25,000)	-	(25,000)	-
(Gain) loss on disposition assets	(247,796)	30,347	(247,796)	65,686
Total other (income) expense	(210,650)	102,972	(158,484)	138,311

Loss before income taxes	(1,334,114)	(1,101,134)	(2,013,204)	(1,970,574)

Income tax expense (benefit)	-	-	-	-

Net loss	$(1,334,114)	$(1,101,134)	$(2,013,204)	$(1,970,574)

Basic and diluted loss per share:

Net loss per share	$(0.05)	$(0.06)	$(0.08)	$(0.10)

Weighted average number of shares outstanding	27,226,968	19,020,735	25,595,057	18,913,495

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 2011 and 2010
Unaudited

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,013,204)	$(1,970,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	66,337	62,648
Gain on disposition of assets	(247,796)	72,625
Noncash consulting expense	1,243,450	654,960
Changes in operating assets and liabilities
Accounts receivable	20,187	12,336
Inventory	(1,855)	27,010
Prepaid expenses and deposits	27,217	326,971
Accounts payable	(29,094)	134,963
Accrued expenses	(10,798)	23,639
Stock payable	-	-
Unearned revenue	(38,342)	(136,144)
Net cash used in operating activities	(983,898)	(791,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(98,505)
(Acquisition) disposition of assets	175,000	(26,577)
Deposit paid	-	(150,000)
Net cash provided by investing activities	175,000	(275,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	602,850	164,975
Proceeds from promissory note issuances	325,926	1,400,000
Advances from (repayments to) related party	(170,254)	(93,483)
Cash paid to redeem common stock	-	(100,000)
Repayment of notes payable	-	(262,821)
Net cash provided by financing activities	758,522	1,108,671

Net increase (decrease) in cash	(50,376)	42,023

Cash and cash equivalents at beginning of period	78,739	94,003
Cash and cash equivalents at end of period	$28,363	$136,026

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$62,146	$59,999

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$175,000	$-
Issuance of common stock for intangible assets	$-	$88,250

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Deficiency
For the Six Months Ended June 30, 2011 and 2010

	Common Stock		Additional Paid-	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,587)

Common stock issued for services	200,000	140	139,860	-	-	140,000
Common stock issued for cash	950,000	185	184,815	-	-	185,000
Net loss for three months ended March 31, 2011	-	-	-	-	(679,090)	(679,090)

Balances as of March 31, 2011	24,462,237	$23,637	$9,614,149	$(100,000)	$(12,661,462)	$(3,123,676)

Common stock issued for services	4,420,000	3,525	1,099,925	-	-	1,103,450
Common stock issued for cash and settlement of stock based payable	3,630,000	4,525	598,325	-	-	602,850
Net loss for three months ended June 30, 2011	-	-	-	-	(1,334,114)	(1,334,113)

Balances as of June 30, 2011	32,512,237	$31,687	$11,312,399	$(100,000)	$(13,995,576)	$(2,751,490)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2011.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Company’s consolidated financial statements for the year ended December 31, 2010 as presented in the Company’s Form 10-K filed with the SEC on May 17, 2011.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.   As of June 30, 2011, the Company has reported an accumulated deficit of $13,995,576 and a working capital deficit of $4,326,330, and has been dependent on issuances of debt and equity instruments to fund its operations.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company intends to generate future profitability and seek new sources or methods of revenue to pursue its business strategy.  If the Company’s financial resources from operations are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - PROPERTY AND EQUIPMENT, NET

At June 30, 2011 and December 31, 2010, respectively, property and equipment consisted of the following:

	2011	2010
	(Unaudited)
Computers and equipment	$530,609	$622,813
Automobile	32,123	32,123
Furniture & Fixtures	16,346	16,346
Total	579,078	671,282
Less accumulated depreciation	(210,157)	(166,747)
Total	$368,921	$504,535

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $43,410 and $43,063, respectively.

NOTE E - INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010 respectively, intangible assets consisted of the following:

	2,011	2010
	(Unaudited)
Goodwill associated with the acquisition of Data Jack, Inc.	669,957	669,957
Acquisition of 800.com domain name	462,327	462,327
Total	1,132,284	1,132,284
Less accumulated amortization	(76,365)	(53,439)
Total	$1,055,919	$1,078,845

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense for the six months ended June 30, 2011 and 2010 amounted to $22,926 and $19,585, respectively.

The goodwill amounts of $669,957 and $462,327 were recorded with the Data Jack acquisition in December, 2009.

In December 2009, the Company purchased the URL DataJack.com (the "DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 restricted shares of the Company’s common stock which were valued at $26,000.  The shares have not yet been issued, and the liability is reflected as a stock-based payable on the Company’s consolidated balance sheet at June 30, 2011.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $452,537 and $614,678 at June 30, 2011 and December 31, 2010, respectively.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Expenses under the Restated Consulting Services Agreement for the six months ended June 30, 2011 and year ended December 31, 2010, respectively, were $252,021 and $467,044.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE G - NOTES PAYABLE

At June 30, 2011 and December 31, 2010, notes payable consisted of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Promissory note payable - shareholders	$2,348,669	$2,014,934
Note payable - Abundance Partners LLC	86,684	84,763
Note payable - Dell Computer	40,951	40,951
Note payable - American Honda Finance Corporation	11,140	14,321
Note payable - Total Bank	1,163	7,963
Note payable - Other	250	-

Total notes payable	2,488,857	2,162,932

Less current portion	(2,488,857)	(2,162,932)

Noncurrent portion	$-	$-

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H– FINANCING AND OTHER TRANSACTIONS

During the second quarter of 2011, the Company issued 8,050,500 shares of common stock valued at $1,706,300 as follows:

●	4,525,000 shares were issued and sold to 13 accredited investors for net proceeds of $602,850;

●	300,000 shares valued at $90,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2011;

●	970,000 shares valued at $291,000 were issued to employees as partial compensation for their employment in 2011;

●	2,030,000 shares valued at $651,150 were issued to consultants for services rendered; and

●	225,000 shares valued at $71,300 were issued to 2 vendors for operating deposits and expenses.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

NOTE I – SYNCPOINTE LLC ASSET SALE

Effective June 6, 2011, Syncpointe sold substantially all of its assets (the “Syncpointe Asset Sale”) to Mobilelogik, Inc. (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and the Company issued to Vendor, as partial consideration for this assumption, 15,000 shares of its restricted common stock. Closing of the Syncpointe Asset Sale was contingent on the debt settlement with Vendor; consequently, the full $165,000 of debt extinguishment from our balance sheet is included in the gain on disposition of assets on our Income Statement.  The Purchaser separately agreed to pay the Company $25,000 for the Company’s future marketing and sales assistance relating to Syncpointe’s business.  These transactions resulted in the Company recognizing a related non-operating disposition gain of $247,796 during the three months ended June 30, 2011.  As a condition to closing the Syncpointe Asset Sale, the Company placed 200,000 shares of its common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by Vendor.

NOTE J – SUBSEQUENT EVENTS

On August 12, 2011, the Company and Gilder entered into a settlement agreement pursuant to which it agreed to issue to Gilder six million five hundred thousand (6,500,000) restricted shares of its common stock (the “Settlement Shares”) in exchange for settlement in full of the 2010 Secured Gilder Note.  Gilder also agreed to terminate, upon receipt of the Settlement Shares, his security interest the Company granted to him in connection with the 2010 Secured Gilder Note.  Concurrently with this settlement, the Company entered into a consulting agreement with Gilder pursuant to which it agreed to pay Gilder $11,000 per month for 12 months for consulting services to the Company relating to financial management and strategic opportunities.

Also on August 12, 2011, the Company and the Sperlings entered into a settlement agreement pursuant to which it agreed to issue to the Sperlings two million five hundred thousand (2,500,000) restricted shares of its common stock in exchange for settlement in full of the outstanding $500,000 principal amount of the 2011 Sperling Note.

As of August 22, 2011, the Company had not issued the 2,500,000 shares of common stock.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2011.

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

Effective August 18, 2010, we acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”), from Half A Minute, LLC; McPheeters Communication Group, LLC; and VKS, LLC (collectively, the “Sellers”). We acquired Syncpointe in exchange for 1,000,000 shares of our unregistered common stock, with piggyback registration rights.  Effective June 6, 2011, Syncpointe sold substantially all of its assets (the “Syncpointe Asset Sale”) to Mobilelogik, Inc. (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and we issued to Vendor, as partial consideration for this assumption, 15,000 shares of our restricted common stock.  As a condition to closing the Syncpointe Asset Sale, we placed 200,000 shares of our common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by the Vendor.

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

Syncpointe is a software developer focused on the development of mobile device management software. The Company’s products are geared toward global enterprise, government, and consumer markets. Syncpointe was formed in November 2008, and its revenues prior to the Company's acquisition were $0 and $89,000 during 2010 and 2009, respectively.

Results of Operations for the Three Months ended June 30, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the three months ended June 30, 2011 and 2010 were $526,434 and $472,155, respectively. Revenues were slightly higher in the current quarter due to higher Data Jack sales.   Data Jack revenues for the three months ended June 30, 2011 and 2010 were $79,345 and $51,274, respectively.  Syncpointe revenues were $0 for three months ended June 30, 2011. (We recognized no revenue from Syncpointe in the corresponding 2010 period because we acquired Syncpointe in August 2010.)

Cost of Sales and Gross Profit

Cost of sales was $375,582 and $445,835 for the three months ended June 30, 2011 and 2010, respectively. This resulted in gross profit of $150,853 (29%) and $26,320 (6%) for the respective 2011 and 2010 periods. The increased gross margin in 2011 was due to the completion of our TDM to VoIP migration, which resulted in lower cost of sales.

Operating Expenses

Operating expenses were $1,695,617 and $1,024,482 for the three months ended June 30, 2011 and 2010, respectively. Compensation and consulting expenses increased from $731,712 to $1,413,320 during these periods due primarily to the $1,103,450 issuance of common shares issued for compensation and consulting services as described in Note H to the Company’s unaudited condensed consolidated financial statements. General and administrative (“G&A”) expenses decreased from $264,307 in the 2010 period to $248,964 in 2011.

Other Income and Expense

Interest, financing and other expenses decreased from $72,625 to $62,146 for the three months ended June 30, 2011 versus the corresponding 2010 period, due primarily to lower interest related to the secured and unsecured promissory notes payable discussed in Note G to the Company’s unaudited condensed consolidated financial statements.  The Company recognized a gain on disposition of assets of $247,796 in the three months ending June 30, 2011, compared to a loss of $30,347 on the disposition of assets for the same period in 2010. The $247,796 gain was a result of the June 6, 2011 sale of Syncpointe assets discussed in Note G to the Company’s unaudited condensed consolidated financial statements.

Net Loss

An increase in stock compensation expenses reduced by a gain on the sale of Syncpointe assets resulted in a higher net loss of $1,334,114 for the three month period ended June 30, 2011 compared with a net loss of $1,101,134 for the same period in 2010.

Results of Operations for the Six Months ended June 30, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the six months ended June 30, 2011 and 2010 were $954,444 and $1,175,903, respectively. Revenues have been decreasing primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues for the six months ended June 30, 2011 and 2010 were $157,721 and $200,514, respectively.  Syncpointe revenues were $0 for six months ended June 30, 2011. (We recognized no revenue from Syncpointe in the corresponding 2010 period because we acquired Syncpointe in August 2010.)

Cost of Sales and Gross Profit

Cost of sales was $631,346 and $936,598 for the six months ended June 30, 2011 and 2010, respectively. This resulted in gross profit of $323,098 (34%) and $239,305 (20%) for the respective 2011 and 2010 periods. The increased gross margin in 2011 was due in part to a large vendor credit received in the three months ended March 31, 2011. After adjusting for the vendor credits, gross margins were 29%, a 9% increase from 2010.  The increased gross margin in 2011 was due to the completion of our TDM to VoIP migration, which resulted in lower cost of sales.

Operating Expenses

Operating expenses were $2,494,786 and $2,071,568 for the six months ended June 30, 2011 and 2010, respectively. Compensation and consulting expenses increased from $1,399,382 to $1,995,372 during these periods due primarily to the $1,243,450 increase in the value of common shares issued for compensation and consulting services as described in Note H to the Company’s unaudited condensed consolidated financial statements. G&A expenses decreased from $609,538 in the 2010 period to $433,078 in 2011, primarily due to management reducing general and administrative expenses, in particular professional fees and travel expenses, to be more in line with the reduction in sales.

Other Income and Expense

Interest, financing and other expenses increased from $72,625 to $114,312 for the six months ended June 30, 2011 versus the corresponding 2010 period, due primarily to acceleration of some interest payments related to the secured and unsecured promissory notes payable discussed in Note G to the Company’s unaudited condensed consolidated financial statements. The Company recognized a gain on disposition of assets of $247,796 in the six months ending June 30, 2011, compared to a loss of $65,686 on the disposition of assets for the same period in 2010. The $247,796 gain was a result of the June 6, 2011 sale of Syncpointe assets discussed in Note G to the Company’s unaudited condensed consolidated financial statements.

Net Loss

A reduction in stock compensation expenses along with a reduction of overall G&A expenses resulted in a lower net loss of $2,013,204 for the six month period ended June 30, 2011 compared with a net loss of $1,970,574 for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $28,363 at June 30, 2011. Our net cash used in operating activities for the six months ended June 30, 2011 was $983,898, due primarily to our cash-based net loss during this period.

Our primary sources of funding for the six months ended June 30, 2011 have been (i) gross proceeds of $602,850 from the sale of our common stock to accredited investors, (ii) proceeds of $325,925 from a promissory note from one of our existing investors, and (iii) advances from Steven Ivester under an unsecured, revolving, non-interest bearing promissory note with a maximum amount of $1,000,000.  Advances outstanding under this unsecured revolving promissory note totaled $452,537 as of June 30, 2011.

At June 30, 2011, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations since the Merger, have incurred an accumulated deficit of $13,995,576 through June 30, 2011, and have been dependent on issuances of debt and equity instruments to fund our operations.  We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy.  However, there can be no certainty that we will be successful in this strategy.  These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2010, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2011.

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of June 30, 2011:

		2011				2015 and
	Total	(Remainder)	2012	2013	2014	Thereafter

Advances from related party	$452,537	$452,537	$-	$-	$-	$-
Notes payable (principal)	2,488,857	2,488,857	-	-	-	-
Subtotals	2,941,394	2,941,394	-	-	-	-

Purchase obligations	-	-	-	-	-	-
Operating leases	195,456	28,900	75,644	45,328	39,072	6,512
Totals	$3,136,850	$2,970,294	$75,644	$45,328	$39,072	$6,512

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of June 30, 2011, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2011. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected on a timely basis.  We have not achieved the optimal level of segregation of duties relative to key financial reporting functions and we do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to has an audit committee or independent audit committee financial expert, it is management’s view that an audit committee, comprised of independent board members, and an independent financial expert is an important entity-level control over the Company's financial statements.  We have not achieved an optimal segregation of duties for executive officers of the Company.

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on May 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, we issued 8,050,500 shares of common stock valued at $1,706,300 as follows:

●	4,525,000 shares were issued and sold to 13 accredited investors for net proceeds of $602,850;

●	300,000 shares valued at $90,000 were issued to Stuart Ehrlich, the Company’s President and Chief Executive Officer, as partial compensation for his employment in 2011;

●	970,000 shares valued at $291,000 were issued to employees as partial compensation for their employment in 2011;

●	2,030,000 shares valued at $651,150 were issued to consultants for services rendered; and

●	225,000 shares valued at $71,300 were issued to 2 vendors for operating deposits and expenses.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On August 12, 2011, we and Gilder Funding Corp. (“Gilder”) entered into a settlement agreement pursuant to which we agreed to issue to Gilder six million five hundred thousand (6,500,000) restricted shares of our common stock (the “Settlement Shares”) in exchange for settlement in full of the outstanding $1,250,000 principal amount 15% senior secured promissory note dated February 15, 2010, as amended on May 21, 2010.  Gilder also agreed to terminate, upon receipt of the Settlement Shares, his security interest we granted to him in connection with this note.  Concurrently with this settlement, we entered into a consulting agreement with Gilder pursuant to which we agreed to pay Gilder $11,000 per month for 12 months for consulting services to us relating to financial management and strategic opportunities.

Also on August 12, 2011, we and Gerald and Seena Sperling (the “Sperlings”) entered into a settlement agreement pursuant to which we agreed to issue to the Sperlings two million five hundred thousand (2,500,000) restricted shares of our common stock in exchange for settlement in full of the outstanding $500,000 principal amount 3% promissory note dated March 10, 2011.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement dated June 6, 2011 by and among Syncpointe, Inc., Mobilelogik, Inc. and the Registrant

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

QUAMTEL, INC.

Dated: August 22, 2011	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer