Form 10-Q/A
period 2011-06-30
Quamtel, Inc.
filed 2011-08-29
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment No. 1
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

The number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2011 is 39,452,737

EXPLANATORY NOTE

This Amendment No. 1 to Quamtel, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s condensed consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company’s unaudited condensed consolidated statements of income (losses) for the three and six months ended June 30, 2011 and 2010, (iii) the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, (iv) the Company’s unaudited condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2011 and (v) the notes to the Company’s unaudited condensed consolidated financial statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

2

ITEM 6.  EXHIBITS

Exhibit No.		Description

*	10.1	Asset Purchase Agreement dated June 6, 2011 by and among Syncpointe, Inc., Mobilelogik, Inc. and the Registrant

*	31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*	Previously filed.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Dated: August 29, 2011	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer

4