Form 10-Q
period 2011-09-30
Quamtel, Inc.
filed 2011-11-17
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

or

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2011 is 51,761,737.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Quamtel, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$-	$78,739
Accounts receivable, net	33,237	55,654
Inventory	39,870	21,870
Prepaid expenses and deposits	98,498	113,903
Total current assets	171,605	270,166

Restricted Cash	150,000	150,000
Property and equipment, net	346,912	504,535
Goodwill and other intangibles	1,044,266	1,078,845

TOTAL ASSETS	$1,712,783	$2,003,545

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$833,381	$994,936
Accrued expenses	101,480	146,361
Unearned revenue	231,552	363,227
Advances from related party	616,475	614,678
Stock-based payable	316,000	491,000
Current portion of notes payable	853,261	2,162,932
Total current liabilities	2,952,149	4,773,133

TOTAL LIABILITIES	2,952,149	4,773,132

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
49,362,237 and 23,312,237 shares issued and 49,062,237 and 23,212,237 shares outstanding at
September 30, 2011 and December 31, 2010, respectively	49,362	23,312
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	15,522,283	9,289,474
Treasury stock, 300,000 shares and 100,000 shares at September 30, 2011 and December 31, 2010, respectively	(160,000)	(100,000)
Accumulated (deficit)	(16,651,011)	(11,982,372)
Total shareholders' (deficiency)	(1,239,366)	(2,769,586)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$1,712,783	$2,003,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
Unaudited

	Three Months		Nine Months
	2011	2010	2011	2010

Revenues	$502,576	$484,405	$1,457,020	$1,660,308

Cost of sales	361,896	419,096	993,242	1,355,694

Gross profit	140,680	65,309	463,778	304,614

Operating expenses:
Compensation, consulting and related expenses	2,592,870	2,427,897	4,588,242	3,827,279
General and administrative expenses	130,917	801,924	563,994	1,411,462
Depreciation and amortization	33,662	36,108	99,999	98,756
Total operating expenses	2,757,449	3,265,929	5,252,235	5,337,497

Loss from operations	(2,616,769)	(3,200,620)	(4,788,457)	(5,032,883)

Other (income) expense:
Interest and financing expense	38,666	47,556	152,978	113,242
Other (income) loss	-	-	(25,000)	-
(Gain) loss on disposition assets	-	1,137	(247,796)	73,761
Total other (income) expense	38,666	48,693	(119,818)	187,003

Loss before income taxes	(2,655,435)	(3,249,313)	(4,668,639)	(5,219,886)

Income tax expense (benefit)	-	-	-	-

Net loss	$(2,655,435)	$(3,249,313)	$(4,668,639)	$(5,219,886)

Basic and diluted loss per share:

Net loss per share	$(0.07)	$(0.17)	$(0.16)	$(0.27)

Weighted average number of shares outstanding	37,688,117	19,446,625	29,668,250	19,093,158

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 2011 and 2010
Unaudited

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,668,639)	$(5,219,887)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	99,999	98,756
Gain on disposition of assets	(247,796)	73,761
Noncash consulting expense	3,524,250	2,819,511
Changes in operating assets and liabilities
Accounts receivable	22,417	3,080
Inventory	(18,000)	39,880
Prepaid expenses and deposits	15,405	331,137
Accounts payable	3,445	65,733
Accrued expenses	(44,881)	74,483
Stock payable	-	310,000
Unearned revenue	(131,675)	(114,474)
Net cash used in operating activities	(1,445,475)	(1,518,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(165,380)
Disposition (acquisition) of assets	175,000	(26,577)
Deposit paid	-	(150,000)
Net cash provided by (used in) investing activities	175,000	(341,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	700,850	539,975
Proceeds from promissory note issuances	549,089	1,542,417
Advances from (repayments to) related party	1,797	(50,539)
Cash paid to redeem common stock	(60,000)	(100,000)
Repayment of notes payable	-	(85,375)
Net cash provided by financing activities	1,191,736	1,846,478

Net increase (decrease) in cash	(78,739)	(13,499)

Cash and cash equivalents at beginning of period	78,739	94,003
Cash and cash equivalents at end of period	$-	$80,504

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$38,666	$113,242

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$175,000	$26,000
Issuance of common stock for property and equipment	$-	$92,204
Issuance of common stock for intangible assets	$-	$1,645,548
Issuance of common stock in settlement of debt	$1,858,759	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Deficiency
For the Nine Months Ended September 30, 2011

	Common Stock		Additional Paid-	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,587)

Common stock issued for services	200,000	200	139,800		-	140,000
Common stock issued for cash	950,000	950	184,050		-	185,000
Net loss for three months ended March 31, 2011	-	-	-		(679,090)	(679,090)

Balances as of March 31, 2011	24,462,237	$24,462	$9,613,324	$(100,000)	$(12,661,462)	$(3,123,677)

Common stock issued for services	4,420,000	4,420	1,099,030		-	1,103,450
Common stock issued for cash and settlement of stock based payable	3,630,000	3,630	599,220		-	602,850
Net loss for three months ended June 30, 2011	-	-	-		(1,334,114)	(1,334,114)

Balances as of June 30, 2011	32,512,237	$32,512	$11,311,574	$(100,000)	$(13,995,576)	$(2,751,490)

Common stock issued for services	6,905,000	6,905	2,273,895		-	2,280,800
Common stock issued for cash	945,000	945	87,055		-	88,000
Common stock issued for debt conversion	9,000,000	9,000	1,849,759			1,858,759
Common stock held in treasury	-			(60,000)		(60,000)
Net loss for three months ended September 30, 2011	-	-	-		(2,655,435)	(2,655,435)

Balances as of September 30, 2011	49,362,237	$49,362	$15,522,283	$(160,000)	$(16,651,011)	$(1,239,366)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2011.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.   As of September 30, 2011, the Company has reported an accumulated deficit of $16,651,011 and a working capital deficit of $2,780,544 and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - PROPERTY AND EQUIPMENT, NET

At September 30, 2011 and December 31, 2010, respectively, property and equipment consisted of the following:

	2011	2010
	(Unaudited)
Computers and equipment	$530,609	$622,813
Automobile	32,123	32,123
Furniture & Fixtures	16,346	16,346
Total	579,078	671,282
Less accumulated depreciation	(232,166)	(166,747)
Total	$346,912	$504,535

Depreciation expense for the three months ended September 30, 2011 and 2010 amounted to $22,009 and $13,813, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $65,419 and $56,876, respectively.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010 respectively, intangible assets consisted of the following:

	2,011	2010
	(Unaudited)
Goodwill associated with the acquisition of Data Jack, Inc.	669,957	669,957
Acquisition of 800.com domain name	462,327	462,327
Total	1,132,284	1,132,284
Less accumulated amortization	(88,018)	(53,439)

Total	$1,044,266	$1,078,845

Amortization expense for the three months ended September 30, 2011 and 2010 amounted to $11,653 and $22,295, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 amounted to $34,579 and $41,880, respectively.

The goodwill amounts of $669,957 and $462,327 were recorded with the Data Jack acquisition in December, 2009.

In December 2009, the Company purchased the URL DataJack.com (the "DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 restricted shares of the Company’s common stock which were valued at $26,000.  The shares have not yet been issued, and the liability is reflected as a stock-based payable on the Company’s consolidated balance sheet at September 30, 2011.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $616,475 and $614,678 at September 30, 2011 and December 31, 2010, respectively.

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

Expenses under the Restated Consulting Services Agreement for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively, were $334,962 and $467,044.  Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

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

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bore interest at 15.9% per year, and unpaid principal and interest was repayable in full on September 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Gilbert (the “2010 Secured Gilder Note”) for cash.  The proceeds of the 2010 Secured Gilder Note were used, in part, to repay the 2009 Gilbert Note, with accrued interest.  Interest on the 2010 Secured Gilder Note is 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Secured Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilbert Note is secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective September 15, 2010, monthly payments were increased to $27,000; and the maturity date was changed to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note and has since begun making monthly payments of $11,000.  Because of this reduced monthly payment, the Company is in default of the terms of the 2010 Secured Gilder Note and, as such, at the option of Gilder, the entire unpaid principal balance and the accrued and unpaid interest are due and payable on demand, with past due principal bearing interest from the date of default at the maximum rate allowed by law. Gilder, under a security agreement with the Company, holds a first priority lien and security interest in all of the assets of the Company, which secures the performance of the Company’s obligations under the 2010 Secured Gilder Note.   The Company has requested that Gilder waive these default provisions and has received his oral commitment to do so.

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

On August 11, 2011, the Company and Gilder entered into a settlement agreement pursuant to which the Company agreed to issue to Gilder six million five hundred thousand (6,500,000) restricted shares of its common stock (the “Settlement Shares”) in exchange for settlement in full of the 2010 Secured Gilder Note.  Gilder also agreed to terminate, upon receipt of the Settlement Shares, his security interest the Company granted to him in connection with the 2010 Secured Gilder Note.  Concurrently with this settlement, the Company entered into a consulting agreement with Gilder pursuant to which it agreed to pay Gilder $11,000 per month for 12 months for consulting services to the Company relating to financial management and strategic opportunities.

Also on August 12, 2011, the Company and the Sperlings entered into a settlement agreement pursuant to which the Company agreed to issue to the Sperlings two million five hundred thousand (2,500,000) restricted shares of its common stock in exchange for settlement in full of the outstanding $500,000 principal amount of the 2011 Sperling Note.

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - NOTES PAYABLE

At September 30, 2011 and December 31, 2010, notes payable consisted of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Promissory note payable - shareholders	$699,240	$2,014,934
Note payable - Abundance Partners LLC	97,939	84,763
Note payable - Dell Computer	40,951	40,951
Note payable - American Honda Finance Corporation	-	14,321
Note payable - Total Bank	15,131	7,963

Total notes payable	853,261	2,162,932

Less current portion	(853,261)	(2,162,932)

Noncurrent portion	$-	$-

On August 11, 2011, the Company and Gilder entered into a settlement agreement pursuant to which it agreed to issue to Gilder six million five hundred thousand (6,500,000) restricted shares of its common stock (the “Settlement Shares”) in exchange for settlement in full of the 2010 Secured Gilder Note.  Gilder also agreed to terminate, upon receipt of the Settlement Shares, his security interest the Company granted to him in connection with the 2010 Secured Gilder Note.  Concurrently with this settlement, the Company entered into a consulting agreement with Gilder pursuant to which it agreed to pay Gilder $11,000 per month for 12 months for consulting services to the Company relating to financial management and strategic opportunities.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H– FINANCING AND OTHER TRANSACTIONS

During the third quarter of 2011, the Company issued 16,650,000 shares of common stock valued at $4,167,559 as follows:

●	945,000 shares were issued and sold to 7 accredited investors for net proceeds of $88,000;

●	120,000 shares valued at $38,400 were issued to employees as partial compensation for their employment in 2011;

●	6,585,000 shares valued at $2,182,400 were issued to consultants for services rendered; and

●	9,000,000 shares valued at $1,858,759 were issued to 2 debt holders for conversion of 2 notes payable.

Additionally, the Company entered into a twelve month consulting agreement with Sequoia Asset Management Group (“Sequoia”) dated as of August 12, 2011 pursuant to which it has agreed to issue to Sequoia 200,000 restricted shares of its common stock.  No shares under this agreement have yet been issued to Sequoia as of September 30, 2011.

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

QUAMTEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J – COMITTMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range. Described hereunder are new lawsuits filed against the Company during the reported period:

On August 1, 2011, Abundance Partners LP (“APL”) filed a complaint against the Company and its wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that the Company and Syncpointe failed to comply with the terms of, and are in default under, a certain loan and security agreement with APL, as amended, because the Company failed to pay APL certain amounts allegedly due under the loan agreement.  APL is seeking a judgment against the Company and Syncpointe, jointly and severally, in an amount to be determined at trial but estimated by APL to be at least $99,883.99.  The Company and Syncpointe filed an answer with the Court on September 12, 2011 denying most of APL’s substantive allegations and on October 7, 2011, the Company filed a motion for summary judgment with the Court seeking dismissal of the complaint.  The Company intends to vigorously defend against all claims in APL’s complaint.  Since the litigation is at an early stage, the Company cannot predict the outcome of these proceedings.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that the Company failed to comply with the terms of, and are in default under, a certain contract with StockVest because it failed to issue to StockVest 200,000 restricted shares of its common stock.  StockVest is seeking a judgment against the Company in the amount of $130,000.  The Company filed a motion to dismiss and/or abate with the Circuit Court on November 2, 2011 and is waiting to hear from the Circuit Court with a decision on this motion.  The Company intends to vigorously defend against all claims in StockVest’s complaint.  Since the litigation is at an early stage, the Company cannot predict the outcome of these proceedings.

NOTE K - SUBSEQUENT EVENTS

On October 31, 2011, the Company issued 300,000 shares of common stock to Steven Ivester, Jr. in return for consulting services performed in relation to building the Data Jack distribution channel.  Steven Ivester, Jr. is the son of the Steven Ivester, the Company’s Assistant Secretary and a consultant to the Company through a consulting services agreement with iTella, Inc.

On October 31, 2011, the Company issued 1,300,000 shares of common stock to Anthony Gallo in return for consulting services to be performed in relation to building the Data Jack distribution channel and M2M business segments.

On November 9, 2011, the Company signed a settlement agreement with Mirador Consulting, Inc. (‘Mirador”) pursuant to which the parties agreed that the Company did not owe Mirador any additional fees under the consulting agreement by and between the parties dated August 23, 2010.  As a result of this settlement, the Company will be able to reduce approximately $310,000 of the stock based payable liability accrued as of September 30, 2011.

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

Effective August 18, 2010, we acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company (“Syncpointe”), from Half A Minute, LLC; McPheeters Communication Group, LLC; and VKS, LLC (collectively, the “Sellers”). We acquired Syncpointe in exchange for 1,000,000 shares of our unregistered common stock, with piggyback registration rights.  Effective September 6, 2011, Syncpointe sold substantially all of its assets (the “Syncpointe Asset Sale”) to Mobilelogik, Inc. (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and we issued to Vendor, as partial consideration for this assumption, 15,000 shares of our restricted common stock.  As a condition to closing the Syncpointe Asset Sale, we placed 200,000 shares of our common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by the Vendor.

Overview

WQN was formed as a Texas corporation in September 2007, when it acquired an operating business that was originally founded in 1996. WQN provides prepaid and postpaid enhanced telecommunications services with an emphasis on transporting calls that originate from the United States and Canada and terminate to specific regions of the world. Customers utilize WQN’s Voice Over Internet Protocol (“VoIP”) network to place quality international calls at discounted rates. The voice quality of WQN’s VoIP calls is nearly the same as an international telephone call carried over a traditional telephone line. A substantial portion of WQN’s revenue is derived from the sale of prepaid service to customers calling from the United States to India. WQN’s products and services are provisioned and sold online via its websites.

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

Results of Operations for the Three Months ended September 30, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the three months ended September 30, 2011 and 2010 were $502,576 and $484,405, respectively. Revenues were slightly higher in the current quarter due to lower deferred revenue estimates.  Data Jack revenues for the three months ended September 30, 2011 and 2010 were $94,192 and $100,725, respectively.

Cost of Sales and Gross Profit

Cost of sales was $361,896 and $419,096 for the three months ended September 30, 2011 and 2010, respectively. This resulted in gross profit of $140,680 (28%) and $65,309 (13%) for the respective 2011 and 2010 periods. The increased gross margin in 2011 was due to the completion of our TDM to VoIP migration, which resulted in lower cost of sales.

Operating Expenses

Operating expenses were $2,757,449 and $3,265,929 for the three months ended September 30, 2011 and 2010, respectively. Compensation and consulting expenses were $2,592,870 and $2,427,897 during these periods. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. General and administrative (“G&A”) expenses decreased from $801,924 in the 2010 period to $130,917 in 2011.  The decrease in G&A expenses in the current quarter were due to reduced legal and acquisition expenses, in addition to the absence of a $465,000 marketing expense charge recorded in the three months ended September 30, 2010.

Other Income and Expense

Interest, financing and other expenses decreased from $47,556 to $38,666 for the three months ended September 30, 2011 versus the corresponding 2010 period, due primarily to lower interest related to the secured and unsecured promissory notes payable discussed in Note G to the Company’s unaudited condensed consolidated financial statements.

Net Loss

A slight increase in gross profit, along with a substantial reduction in marketing and legal expenses resulted in a net loss of $2,655,435 for the three months ended September 30, 2011, compared to a net loss of $3,249,313 for the same period in 2010.

Results of Operations for the Nine Months ended September 30, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the nine months ended September 30, 2011 and 2010 were $1,457,020 and $1,660,308, respectively. Revenues have been decreasing primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. Data Jack revenues for the nine months ended September 30, 2011 and 2010 were $251,913 and $301,238, respectively.

Cost of Sales and Gross Profit

Cost of sales was $993,242 and $1,355,694 for the nine months ended September 30, 2011 and 2010, respectively. This resulted in gross profit of $463,778 (32%) and $304,614 (18%) for the respective 2011 and 2010 periods. The increased gross margin percentage in 2011 was due in part to a large vendor credit received in the three months ended March 31, 2011. After adjusting for the vendor credits, gross margins were 28%, a 9% increase from 2010.  The increased gross margin in 2011 was due to the completion of our TDM to VoIP migration, which resulted in lower cost of sales.

Operating Expenses

Operating expenses were $5,252,235 and $5,337,497 for the nine months ended September 30, 2011 and 2010, respectively. Compensation and consulting expenses increased from $3,827,279 to $4,588,242 during these periods due primarily to the $409,000 increase in the value of common shares issued for compensation and consulting services as described in Note H to the Company’s unaudited condensed consolidated financial statements. G&A expenses decreased from $1,411,462 in the 2010 period to $563,994 in 2011, primarily due to management reducing advertising expenses and professional and legal fees related to M&A activity.

Other Income and Expense

Interest, financing and other expenses increased from $113,242 to $152,978 for the nine months ended September 30, 2011 versus the corresponding 2010 period, due primarily to acceleration of some interest payments related to the secured and unsecured promissory notes payable discussed in Note G to the Company’s unaudited condensed consolidated financial statements. The Company recognized a gain on disposition of assets of $247,796 in the nine months ending September 30, 2011, compared to a loss of $73,761 on the disposition of assets for the same period in 2010. The $247,796 gain was a result of the September 6, 2011 sale of Syncpointe assets discussed in Note I to the Company’s unaudited condensed consolidated financial statements.

Net Loss

A reduction in G&A expenses of $847,468 along with $247,796 gain on disposition of assets offset by a $760,963 increase in compensation and consulting expenses resulted in a lower net loss of $4,668,639 for the nine month period ended September 30, 2011 compared with a net loss of $5,219,886 for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents were a deficit of $0 at September 30, 2011. Our net cash used in operating activities for the nine months ended September 30, 2011 was $1,445,475, due primarily to our cash-based net loss during this period.

Our primary sources of funding for the nine months ended September 30, 2011 have been (i) gross proceeds of $875,850 from the sale of our common stock to accredited investors, (ii) proceeds of $250,000 from a promissory note from one of our existing investors, (iii) short-term non-interest bearing loans of $182,000 from two of our accredited investors and (iv)) advances from Steven Ivester under an unsecured, revolving, non-interest bearing promissory note with a maximum amount of $1,000,000.  Advances outstanding under this unsecured revolving promissory note totaled $616,475 as of September 30, 2011.

At September 30, 2011, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations since the Merger, have incurred an accumulated deficit of $16,651,011 through September 30, 2011, and have been dependent on issuances of debt and equity instruments to fund our operations.  We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy.  However, there can be no certainty that we will be successful in this strategy.  These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2010, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2011.

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

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of September 30, 2011:

		2011				2015 and
	Total	(Remainder)	2012	2013	2014	Thereafter

Advances from related party	$616,475	$616,475	$-	$-	$-	$-
Notes payable (principal)	853,261	853,261	-	-	-	-
Subtotals	1,469,736	1,469,736	-	-	-	-

Purchase obligations	-	-	-	-	-	-
Operating leases	181,006	14,450	75,644	45,328	39,072	6,512
Totals	$1,650,742	$1,484,186	$75,644	$45,328	$39,072	$6,512

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of September 30, 2011, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2011. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 1, 2011, Abundance Partners LP (“APL”) filed a complaint against us and our wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that we and Syncpointe failed to comply with the terms of, and are in default under, a certain loan and security agreement with APL, as amended, because we failed to pay APL certain amounts allegedly due under the loan agreement.  APL is seeking a judgment against us and Syncpointe, jointly and severally, in an amount to be determined at trial but estimated by APL to be at least $99,883.99.  We and Syncpointe filed an answer with the Court on September 12, 2011 denying most of APL’s substantive allegations and on October 7, 2011, we filed a motion for summary judgment with the Court seeking dismissal of the complaint.  We intend to vigorously defend against all claims in APL’s complaint.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against us in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that we failed to comply with the terms of, and are in default under, a certain contract with StockVest because we failed to issue to StockVest 200,000 restricted shares of our common stock.  APL is seeking a judgment against us in the amount of $130,000.  We filed a motion to dismiss and/or abate with the Circuit Court on November 2, 2011 and we are waiting to hear from the Circuit Court with a decision on this motion.  We intend to vigorously defend against all claims in StockVest’s complaint.

On October 28, 2011 we filed a complaint against Atlanta Capital Partners, LLC (“ACP”) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, pursuant to which we are demanding the return of $12,500 in cash and 50,000 restricted shares of our common stock, which we advanced to ACP during negotiations as consideration for services to be rendered to us under a consulting agreement that ACP never signed.  No consulting services were provided to us by ACP. We intend to vigorously prosecute this matter against ACP.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on May 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2011, the Company issued 16,650,000 shares of common stock valued at $4,167,559 as follows:

●	945,000 shares were issued and sold to 7 accredited investors for net proceeds of $88,000;

●	120,000 shares valued at $38,400 were issued to employees as partial compensation for their employment in 2011;

●	6,585,000 shares valued at $2,182,400 were issued to consultants for services rendered; and

●	9,000,000 shares valued at $1,858,759 were issued to 2 debt holders for conversion of 2 notes payable.

Additionally, we entered into a twelve month consulting agreement with Sequoia Asset Management Group (“Sequoia”) dated as of August 12, 2011 pursuant to which we have agreed to issue to Sequoia 200,000 restricted shares of our common stock per month for the duration of the agreement.  No shares under this agreement have yet been issued to Sequoia.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Gilbert (the “2010 Secured Gilder Note”) for cash.  The proceeds of the 2010 Secured Gilder Note were used, in part, to repay the 2009 Gilbert Note, with accrued interest.  Interest on the 2010 Secured Gilder Note is 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Secured Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilbert Note was secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective September 15, 2010, monthly payments were increased to $27,000; and the maturity date was changed to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note then began making monthly payments of $11,000.  Because of this reduced monthly payment, the Company defaulted on the terms of the 2010 Secured Gilder Note. Gilder, under a security agreement with the Company, held a first priority lien and security interest in all of the assets of the Company, which secured the performance of the Company’s obligations under the 2010 Secured Gilder Note.

On August 11, 2011, we and Gilder entered into a settlement agreement pursuant to which we agreed to issue to Gilder nine million five hundred thousand (6,500,000) restricted shares of our common stock (the “Settlement Shares”) in exchange for settlement in full of the outstanding $1,250,000 principal amount (plus accrued but unpaid interest) of the 2010 Secured Gilder Note.  Gilder also agreed to terminate, upon receipt of the Settlement Shares, his security interest we granted to him in connection with this note.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Concurrently with the settlement with Gilder, we entered into a consulting agreement with Gilder pursuant to which we agreed to pay Gilder $11,000 per month for 12 months for consulting services to us relating to financial management and strategic opportunities.

On August 12, 2011, we and Gerald and Seena Sperling (the “Sperlings”) entered into a settlement agreement pursuant to which we agreed to issue to the Sperlings two million five hundred thousand (2,500,000) restricted shares of our common stock in exchange for settlement in full of the outstanding $500,000 principal amount 3% promissory note dated March 10, 2011.

On August 26, 2011 the Company’s transfer agent issued 200,000 shares of Quamtel, Inc common stock in the name of StockVest for consulting services that StockVest was contracted to perform.  The Company’s has not released the 200,000 shares of common stock to StockVest due to a dispute relating to the contract (as referenced in Part II, Item 1 – Legal Proceedings, above).  The 200,000 shares are currently recorded in Treasury shares on the Company’s balance sheet at September 30, 2011.

On October 31, 2011, we issued 300,000 shares of common stock to Steven Ivester, Jr. in return for consulting services performed in relation to building the Data Jack distribution channel.  Steven Ivester, Jr. is the son of the Steven Ivester, our Assistant Secretary and a consultant to us through a consulting services agreement with iTella, Inc.

On October 31, 2011, we issued 1,300,000 shares of common stock to Anthony Gallo in return for consulting services to be performed in relation to building the Data Jack distribution channel and M2M business segments.

On November 9, 2011, we signed a settlement agreement with Mirador Consulting, Inc. (‘Mirador”) pursuant to which we and Mirador agreed that we did not owe Mirador any additional fees under the consulting agreement by and between Mirador and us dated August 23, 2010.  As a result of this settlement, we will be able to remove $310,000 in current liabilities from our balance sheet under the account “Stock-Based Payable.”

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1	Consulting Agreement by and between the Registrant and StockVest dated as of June 6, 2011

10.2	Consulting Agreement by and between the Registrant and Shari Frimer dated as of July 1, 2011

10.3	Consulting Agreement by and between the Registrant and Windel Thelusma dated as of July 10, 2011

10.4	Consulting Agreement by and between the Registrant and Steven Siegelaub dated as of August 9, 2011

10.5	Consulting Agreement by and between the Registrant and SCG Family Trust dated as of August 9, 2011

10.6	Settlement and Release Agreement dated August 11, 2011 by and between the Registrant and Gilder Funding Corp.

10.7	Settlement and Release Agreement dated August 12, 2011 by and between the Registrant and Gerald and Seena Sperling

10.8	Consulting Agreement by and between the Registrant and Sequoia Asset management Group dated as of August 12, 2011 corrected and restated as of November 11, 2011

10.9	Consulting Agreement by and between the Registrant and Barry Ahron dated as of September 12, 2011

10.10	Consulting Agreement by and between the Registrant and Steven Litton dated as of September 23, 2011

10.11	Settlement Agreement dated November 9, 2011 by and between the Registrant and Mirador Consulting, Inc.

10.12	Consulting Agreement by and between the Registrant and Anthony Gallo dated as of September 25, 2011

10.13	Consulting Agreement by and between the Registrant and MS Starr LLC dated as of August 1, 2011

10.14	Consulting Agreement by and between the Registrant and South Florida Business Technology dated as of October 10, 2011

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

QUAMTEL, INC.

Dated: November 17, 2011	By:	/s/ Stuart Ehrlich
Stuart Ehrlich,
President and Chief Executive Officer