Form 10-K
period 2011-12-31
Quamtel, Inc.
filed 2012-04-13
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011 Or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 14,582,737  shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $7,947,592, based on the last sale price of $0.545 per share of the common stock on that date.  For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 69,309,987 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 9, 2012.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

Forward Looking Information

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

Quamtel, Inc. (“Quamtel “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services.  Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “QUMI.”

Products and Services

Mobile Broadband

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their needs – they can choose from a $9.99 per month entry plan with 200MB of Mobile Broadband data, $19.99 per month plan with 500MB of Mobile Broadband data, $29.99 with 1GB of Mobile Broadband data or our Premier Plan $49.99 with 5GB of Mobile Broadband data. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

Communications

Our communication products include an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.”  Our prepaid international calling service, “EasyTalk,” focuses on convenient features and the delivery of low cost international calls to consumers and businesses.  WQN’s global network offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN-less dialing and online access to account balance, call history and purchase history.  EasyTalk can be accessed using your mobile, home or business phone from anywhere in the United States or Canada and can be used to place calls to over 196 countries globally.

Our enhanced toll free service, “800.com,” allows a business or consumer to obtain a toll free number instantly and route it to any home, business or cell phone number in over 196 countries globally. This service features flexible routing options including: standard call forwarding, simultaneous call forwarding, sequential call forwarding and automated attendant. 800.com also features personalized greetings, electronic fax service, voice mail, voicemail to email, and SMS text notifications. For this service, we offer a number of monthly service plans priced competitively. Each plan enables calls to more than 60 global destinations.

M2M

We offer and enable a variety of business and consumer third-party relationships, through our portfolio of machine-to-machine solutions.  Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices including original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and  point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smart-grid utilities, medical equipment and a variety of other consumer electronics and appliances.

Wireless Network Technologies

We deliver mobile broadband wireless data transmission services primarily under the DataJack brand to subscribers through our mobile virtual network operator (MVNO) contract with Sprint, on Sprint’s  nationwide network that utilizes third generation (3G) code division multiple access (CDMA) technologies.

 Sales, Marketing and Customer Care

We focus on the marketing and sales of prepaid and postpaid enhanced mobile broadband and telecommunications services to targeted groups of retail subscribers: individual consumers, businesses, and government.

We use a variety of sales channels to attract new subscribers of enhanced mobile broadband services and telecommunications, including:

●	direct telesales through representatives whose efforts focus on marketing and selling to consumers, businesses, and government;
●	major distribution network partners, brick and mortar retail stores, local and national non-affiliated dealers, independent contractors, focusing on sales to the consumer market and businesses; and
●	subscriber convenient channels, such as web sales, with a focus on commission based programs through affiliate marketing, email marketing, and strategic partnerships.

We are able to provide value driven mobile broadband and telecommunications services via our sophisticated internal network.  We market our mobile broadband prepaid services under the DataJack™ brand. We offer these prepaid mobile broadband services without a contract or credit check. We offer prepaid telecommunications services via our website 800.com.

Our Marketing efforts also involve traditional print and television advertising, as well as web-based strategies such as Search Engine Optimization (SEO), Search Engine Marketing (SEM), Cost Per Mile (CPM) advertising, Pay Per Click (PPC) advertising, paid placements, email marketing, and social media advertising.  We continue to expand and maintain top tier strategic partnerships, reseller and affiliate relationships, public relations, and online marketing efforts to promote our lines of business.

Our customer care professionals continue to improve customer experience, providing quality service with the goal of resolving customer issues and retaining a loyal customer base.  We proactively address customers' needs, and we offer live, in-house call center phone support, online chat support, and email support.

Competition

The market for broadband services is highly competitive. We compete with a number of prepaid mobile broadband carriers, including those who provide 4G services and those who own and operate their own networks. We believe that the market for prepaid mobile broadband services has been and will continue to be characterized by strong competition on the basis of price, devices offered and quality of service.

We also compete in the retail prepaid calling services market. The worldwide telecommunications industry has been characterized by intense price competition, which has resulted in declines in both our average per minute price realizations and our average per minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services.

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

Legislative and Regulatory

Our international services are regulated by the Federal Communications Commission (the “FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of international services. The Company is considered a non-dominant provider of international services. As such, we are subject to minimal regulation and oversight.

We are also subject to certain minimal annual reporting requirements for our international operations and we must pay annual regulatory fees and contribute to various federal funds including the federal Telecommunications Relay Fund (“TRS”).  In addition, we must contribute to the funding of the North American Numbering Plan Administrators (“NANPA”) and Local Number Portability Administrators (“LNPA”). We are entitled to recover all of these contributions and fees from our customers, either through direct surcharges or as part of our rates. We believe we are in compliance with all applicable requirements.

While we must file reports with the FCC for the federal Universal Service Fund (“USF”), our international operations are generally not subject to a contribution obligation. This is because of the FCC’s Limited International Revenue Exemption (“LIRE”). Under the LIRE, contributors whose interstate revenues comprise less than twelve percent of their combined interstate and international revenues only contribute based on their interstate revenues. However, if our VoIP operations (see below) grow substantially, we may no longer be subject to the LIRE and may be required to contribute to the fund based on our international revenues.  We are entitled to recover, however, our USF contributions from our customers, either through direct surcharges or a rate component.

As a non-dominant carrier, we are not required to file a tariff for our services, and our rates are not regulated by the FCC. The FCC also does not have rules governing the provision of international prepaid services. However, the Company is required to post its rates on its Internet website and maintain records for a specified period of time in order to respond to customer inquiries. The Company is in compliance with these requirements.

As an international provider, we are not subject to regulation by any state public utility commission. However, in some states our prepaid operations may be subject to statutory provisions enforced by the state Attorneys General or other state agencies enforcing consumer protection standards relating to the issuance of prepaid cards, the establishment of prepaid accounts, and disclosures associated with prepaid cards and accounts. We believe that our general operating procedures already comply with most of these requirements and that, should we become subject to any such requirements, the impact on our business will be minimal.

Patents, Trademarks and Licenses

We own two service marks, trademarks and other intellectual property in the United States including “DataJack® ”  and “WQN® ”.  Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used.

Employee Relations

As of December 31, 2011, we had 18 employees, consisting of three in corporate management, three in technical support, seven in customer service, three in marketing and two in administration.  Five additional persons provide services to us as independent contractors.

Available Information

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission (the “SEC”).  You may read and obtain copy of any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room.  These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

Additionally, on our corporate website, www.Quamtel.com, we make available, free of charge, our annual, quarterly and current reports (including all amendments to such reports), changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

You may also find additional information about us and our product offerings on our websites, including, www.Quametl.com, www.DataJack.com, www.800.com, www.Machine2Machine.com,  www.Dealer.DataJack.com, and www.WQN.com.  We do not incorporate these websites or their contents into this Annual Report on Form 10-K.

Company History

Quamtel, Inc., formerly known as Atomic Guppy, Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada.  On July 28, 2009, we and WQN, a Texas corporation organized in June 2007, consummated a share exchange pursuant to which the shareholders of WQN received a total of 15,000,000 shares of our common stock in exchange for all of their shares of WQN stock.  As a result of this share exchange, the shareholders of WQN owned approximately 91% of our then outstanding common stock, and WQN became our wholly-owned subsidiary, through which our primary operations are now conducted.

On December 9, 2009, we acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, and a Florida limited liability company.  We reorganized this company as a Texas corporation named Data Jack, Inc. (“Data Jack”).

Effective August 18, 2010, we acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company.  We reorganized this company as a Texas corporation named Syncpointe, Inc. (“Syncpointe”). No revenues were generated from Syncpointe in 2010 or 2011, and, effective June 6, 2011, we sold substantially all of Syncpointe’s assets.

Effective March 13, 2012, we sold substantially all of our RocketVoip assets for $100,000.  As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.

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

In their report dated April 13, 2012, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated deficit of $16,478,100 as of December 31, 2011, including a net loss of $4,495,728 for the year ended December 31, 2011. We also had a working capital deficit of $3,224,885 at December 31, 2011 and cash on hand of $92,999. We also expect to incur additional losses for the first quarter of 2012.

Our ability to continue as a going concern is subject to our ability to increase revenues and generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales, or obtaining financing from various financial institutions where possible. By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected near-term cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. There can be no assurances that our efforts will prove successful. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our consolidated balance sheet at December 31, 2011 includes $669,957 in goodwill and $387,539 in other intangible assets recorded in connection with our acquisitions.

In accordance with ASU 350-20-35, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. As a result, during the year ended December 31, 2010 we recorded an impairment charge to our operating results of approximately $3.4 million relating to goodwill previously recorded for our WQN and Syncpointe acquisitions, due primarily to our inability to secure sufficient rights to related software since our acquisition of Syncpointe (whose assets we subsequently sold), and to management’s assessment of operating results and forecasted discounted cash flows for WQN. This impairment charge reduced the carrying value of these subsidiaries to their estimated fair value, eliminating all related goodwill. We may be required to record additional impairment charges for other remaining intangible assets in the future, which could materially adversely affect our financial condition and results of operations.  After testing the carrying value of our goodwill and our other intangible assets, management determined that no impairment charge needed to be recorded during the year ended December 31, 2011.

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

Developing effective business support systems is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed to:

●	implement customer orders for services;

●	provision, install and deliver these services; and

●	bill monthly for these services

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

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services and technologies, as well as further development of existing services and technologies, may reduce the cost or increase the supply of those we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment and may be better able to respond to the demands of our industry, such as:

●	growing number of customers;

●	development and launching of new services;

●	increased demands by customers to transmit larger amounts of data

●	changes in customers’ service requirements;

●	technological advances by competitors; and

●	governmental regulations.

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

Failure to complete development, testing and introduction of new services, could negatively affect our ability to compete in the industry.

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

Over the past few years the prices telecommunications providers have been able to charge for certain services have decreased. This decrease results from downward market pressure and other factors, including:

●	increased transmission capacity by telecommunications companies on their existing and new networks;

●	customer agreements containing volume-based pricing or other contractually agreed upon price decreases during the term of the agreement; and

●	technological advances or otherwise.

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

The telecommunications industry is highly competitive. Many of our existing and potential competitors have resources that are significantly greater than ours with respect to finances, personnel, marketing and other business aspects. Many of these competitors have the added advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

●	the consolidation in the industry led by AT&T and Verizon in the United States;

●	allowing foreign carriers to compete in the U.S. market;

●	further technological advances; and

●	further deregulation and other regulatory initiatives.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

●	quarterly variations in our operating results;

●	interest rate changes;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet the expectation of investors in a particular period;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends in our markets;

●	changes in laws and regulations affecting our business;

●	material announcements by us or our competitors;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions and acts of war or terrorism.

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

As more fully described in our consolidated statement of changes in stockholders’ deficiency in Item 8, we issued 31,247,750 shares of common stock in 2011, with per-share issuance prices as low as $0.03. We will continue to so issue additional equity securities pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.             PROPERTIES

The Company’s principal office is located at 14911 Quorum Drive, Suite 140 Dallas, Texas 75254 and its telephone number is 972-361-1980. The Company leases approximately 3,124 square feet of office space, which lease expires in February, 2015. The Company no longer subleases a portion of these premises. On March 1, 2010 the Company also began leasing approximately 2,887 square feet of office space located at 6365 NW 5th Way, Fort Lauderdale, Florida 33309.  This lease expires in February, 2013. The monthly rental and sublease portion on these leases are as follows:

Location	Lease Expires	Aggregate Monthly Installment of Base Rent		Sublessee Portion per Month

Dallas, Texas	February, 2015	$4,999		$-
Ft. Lauderdale, FL	February, 2013	$2,566	(1)	$-

(1)  The monthly base rent at Ft. Lauderdale, FL increases annually from $1,925 in the first year, to $2,646 in the second year to $3,128 in the third year.

ITEM 3.             LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently aware of and a party to the following legal proceedings or claims that we believe will not have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results:

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against us and our wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that we and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because we failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against us and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,883.99.  On January 23, 2012, we and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement we issued to APL 200,000 shares of our common stock.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against us in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that we failed to comply with the terms of, and are in default under, a certain contract with StockVest because we failed to issue to StockVest 200,000 restricted shares of our common stock.  StockVest sought a judgment against us in the amount of $130,000.  On February 7, 2012, we and StockVest settled this matter and it was dismissed with prejudice by the Circuit Court on February 17, 2012. Pursuant to the settlement agreement we agreed to issue to StockVest 25,000 shares of our common stock.

WQN was a defendant in an action styled American Express Bank, FSB vs. Steven Ivester and WQN, Inc., in the County Court in and for Broward County, Florida.  This matter was settled in full with no cost to us and the lawsuit dismissed on December 7, 2011.

We are a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares.  We believe the claims to be without merit and will aggressively defend same.  We have not yet filed a response.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol QUMI. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock during each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low

3/31/10	$2.70	$1.42
6/30/10	$2.60	$1.45
9/30/10	$2.60	$1.01
12/31/10	$2.59	$1.63
3/31/11	$1.63	$0.40
6/30/11	$.70	$.29
9/30/11	$.55	$.22
12/31/11	$.75	$.35
3/30/12	$.70	$.37

Holders
As of April 9, 2012, there were 69,309,987 shares of our common stock outstanding held by approximately 248 shareholders of record, not including 100,000 shares held in our treasury.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009.  No options have been granted under the Plan through December 31, 2011, however, awards totaling 4,994,000 shares of the Company’s registered common stock have been granted under the Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	6,000
Equity compensation plans not approved by security holders	0	N/A	-
Total	0	N/A	6,000

Recent Sales of Unregistered Securities

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, or otherwise set forth below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

On June 1, 2011, we issued 300,000 restricted shares of our common stock valued at $57,000 to Stuart Ehrlich, our Chief Executive Officer, as compensation for services rendered to us by Mr. Ehrlich.

On October 24, 2011, we issued 130,000 restricted shares of our common stock to certain designees of a financial advisor we hired in January 2010.  Pursuant to the terms of the agreement with this adviser, we were required to issue to the adviser 100,000 shares of our common stock as a retainer fee no later than January 14, 2011.  Because we were late in issuing those shares, a default under the agreement, we agreed with the adviser to increase the number of shares to be included in the retainer to 130,000 shares.  We valued these shares at $24,700.

On November 2, 2011, we entered into a direct response media management consulting agreement with one adviser pursuant to which we issued to the adviser for services rendered under this agreement 25,000 restricted shares of our common stock.  We valued these shares at $4,750.

On November 23, 2011, we issued 50,000 restricted shares of our common stock to a service provider in settlement of an outstanding debt relating to services provided to our predecessor.  We valued these shares at $9,500.

On November 30, 2011, we entered into a cooperative marketing agreement with one consultant pursuant to which we agreed to issue to the consultant 10,000 restricted shares of our common stock as a retainer fee.  Those shares, valued at $1,900, were issued in February, 2012.

On November 30, 2011, we entered into an investor relations agreement with one consultant pursuant to which we agreed to compensate the consultant, in part, through the issuance to the consultant of 20,000 restricted shares of our common stock each month for a period of twelve months. The first 20,000 share installment issued to the consultant in 2011 was valued at $3,800.

On December 14, 2011, we issued 5,000 restricted shares (plus an additional 5,000 S-8 registered shares) of our common stock to a consultant in settlement of an outstanding debt relating to services provided by the consultant.  We valued these 10,000 shares at $1,810.

On December 15, 2011, we sold 40,000 restricted shares of our common stock valued at $20,000 to Ran Birkins in connection with a purchase and assignment of domain name agreement we entered into with Mr. Birkins.  Pursuant to the terms of this agreement, if the closing market price of our common stock on June 14, 2012 is less than $0.50 per share, we will issue additional shares of our common stock to Mr. Birkins such that the aggregate value of the common stock issued to Mr. Birkins will be at least $20,000 as of the market open on June 15, 2012. At his option, Mr. Birkins can return his shares to us in exchange for $20,000 in cash.

On December 30, 2011, we issued 34,000 restricted shares of our common stock valued at $6,460 to Stuart Ehrlich, our Chief Executive Officer, as compensation for services rendered to us by Mr. Ehrlich.

From October 26, 2011 through December 31, 2011, we sold 3,020,250 restricted shares of our common stock for an aggregate purchase price of $358,500 in a private placement offering.

During the fourth quarter of 2011, we issued 300,000 restricted shares of our common stock valued at
$57,000 to Steven Ivester, Jr, the son of Steven Ivester, for services rendered to the Company under a consultant agreement.

All of the sales and issuances itemized above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as transactions not involving a public offering. These issuances did not involve any underwriters, underwriting discounts or commissions or any general solicitations and certificates evidencing these shares contain restrictive legends.

ITEM 6.             SELECTED FINANCIAL DATA

Not required.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains various “forward looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in federal regulation or current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

This MD&A should be read in conjunction with the financial statements included herein.

  Overview

Quamtel, Inc. (“Quamtel “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services.  Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “QUMI.”

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their needs – they can choose from a $9.99 per month entry plan with 200MB of Mobile Broadband data, $19.99 per month plan with 500MB of Mobile Broadband data, $29.99 with 1GB of Mobile Broadband data or our Premier Plan $49.99 with 5GB of Mobile Broadband data. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $400,000 of revenue and a net loss of approximately $127,000 were generated from our Data Jack subsidiary in 2011.

Our communication products include an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.”  Our prepaid international calling service, “EasyTalk,” focuses on convenient features and the delivery of low cost international calls to consumers and businesses.  WQN’s global network offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN-less dialing and online access to account balance, call history and purchase history.  EasyTalk can be accessed using your mobile, home or business phone from anywhere in the United States or Canada and can be used to place calls to over 196 countries globally.

Recent Developments

Effective June 6, 2011, we sold substantially all of the assets of Syncpointe to an unrelated third party (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and we issued to the Vendor, as partial consideration for this assumption, 15,000 shares of our restricted common stock.  As a condition to closing this asset sale, we placed 200,000 shares of our common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by the Vendor. The Syncpointe assets did not generate any revenues for us in 2011 or 2010.

Effective March 13, 2012, we sold substantially all of our RocketVoip assets to an unrelated third party for $100,000 in cash.  As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.

Results of Operations for the Year Ended December 31, 2011 Compared to the Same Period in 2010

Revenues

Our revenues for the years ended December 31, 2011 and 2010 were $1,927,263 and $2,182,258, respectively; a decrease of $254,995. Data Jack revenues increased by $16,000, which slightly offset reductions in EasyTalk and RocketVoIP revenues.  Non-Data Jack revenues may continue to decrease primarily because the retail rates to India, one of the Company’s primary markets, have been declining due to increased competition.  In addition, our revenues are under pressure due to competing technologies such as Skype and inexpensive home phone replacements, such as Vonage, which offer unlimited calling to India. This trend is expected to continue, putting further downward pressure on revenues and margins. Inflation has not had a material effect on revenues during the past two fiscal years.

Cost of Sales and Gross Profit

Cost of sales was $1,437,367 and $1,826,657 for the years ended December 31, 2011 and 2010, respectively. This resulted in gross profit of $489,896 (25%) and $355,601 (16%) for the respective 2011 and 2010 periods. The decrease in cost of sales and the increase gross margin in 2011 were due to a favorable pricing from our vendors.

Operating Expenses

Operating expenses were $5,219,210 and $10,144,472 for the years ended December 31, 2011 and 2010, respectively.  Operating expenses were higher in the year ended December 31, 2010 because of $3,384,731 of goodwill and impairment charges.  In accordance with ASC 350-20-35, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values.  The goodwill was previously recorded for our WQN and Syncpointe acquisitions, due primarily to our inability to secure sufficient rights to related software since our acquisition of Syncpointe, and to management’s assessment of operating results and forecasted discounted cash flows for WQN. This impairment charge reduced the carrying value of these subsidiaries to their estimated fair value, eliminating all related goodwill. We may be required to record additional impairment charges for other remaining intangible assets in the future, which could materially adversely affect our financial condition and results of operations.

Net Loss

The decrease in operating expenses noted above, resulted in a reduction of our net loss of $4,495,728 compared to $10,052,360 in 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $92,999 at December 31, 2011. Our net cash used in operating activities for the year ended December 31, 2011 was $2,316,990 due primarily to our cash-based net loss during this period. Our primary source of funding, as needed, has been through promissory note issuances, sales of common stock for cash and sale of business assets.

Our working capital increased by $1,278,081 during the year ended December 31, 2011 from a working capital deficit of $4,502,966 at December 31, 2010 to a working capital deficit of $3,224,885 at December 31, 2011.

During the year ended December 31, 2011, we raised $1,444,700 through the sale of securities in private placements to accredited investors.  We also raised $175,000 in cash through the sale of our Syncpointe assets on June 6, 2011.

Additionally, and on March 13, 2012, we raised $100,000 in cash through the sale of our RocketVOIP assets.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Exchange and Merger, has incurred an accumulated deficit of $16,478,100 through December 31, 2011, and has been dependent on issuances of debt and equity instruments to fund its operations.  The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy.  However, there can be no certainly that the Company will be successful in this strategy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended December 31, 2011, based on substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2011.

Capital Needs

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

ITEM 9.             CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2011.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2011. Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Our management concluded an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Executive Title:	Board of Directors	Date of Appointment
Stuart Ehrlich	37	President and Chief Executive Officer	Director	July 28, 2009
Gladys Perez	38	Vice President and Secretary	Director	July 28, 2009
Marc Moore	57	-	Director	April 1, 2011

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our Board of Directors, with one vacancy.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board of Directors member nominations. The Board of Directors has chosen to separate the Chairman and Chief Executive Officer positions in order to enhance the independence of the Board of Directors and management. During the 2011 fiscal year, there were three Board of Directors meetings, one of which was conducted by telephone, and several actions by unanimous written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the year ended December 31, 2011, except for the following:  A Form 5 was not filed for our Chief Executive Officer, one of our current directors and a former director for shares of our common stock received from us during 2011.

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

Code of Ethics

Due to its relatively small size, the Company has not yet adopted a comprehensive written code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer or controller, or person performing similar functions. It is generally the Company’s policy that its operations are to be conducted in compliance with applicable laws and regulations and with high ethical standards. This policy applies to all employees and others working on behalf of Quamtel wherever located.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Total($)

Stuart Ehrlich, CEO and	2010	$44,677	N/A	$575,000	$619,677
President (1)	2011	$44,192	N/A	$63,460	$107,652

Gladys Perez, VP and	2010	$21,265	N/A	N/A	$21,265
Secretary	2011	$23,553	N/A	$19,000	$42,553
___________________________
(1)	Mr. Ehrlich also serves as the Company’s principal financial officer.

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements with Executive Officers

All of the Company’s employees are employed at-will. The Company intends to enter into an employment agreement with Stuart Ehrlich. Terms of such an agreement have not yet been set, except that for 2011, the Company agreed to pay Mr. Ehrlich a salary of $44,192 in cash plus 300,000 shares of the Company’s unregistered common stock.  Notwithstanding the agreed upon numbers listed above, in 2011, we paid Mr. Ehrlich $44,192 in cash and we issued 334,000 shares of our common stock to Mr. Ehrlich as compensation.  We valued those shares at $0.19 per share, the average of the weighted average price of our common stock on the OTCBB for the year ended December 31, 2011 and the weighted average price of our common stock that we sold in private placements during 2011.

Consulting Agreements

Effective August 1, 2009 and subsequently amended, the Company executed a consulting services agreement with iTella, Inc. (“iTella” and, the “iTella Agreement”), whereby iTella provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties.  Consultant’s compensation currently consists of the following:

1.	Annual cash payments of $250,000 thereafter, payable monthly;

2.
Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues), and subject to an annual calendar year cap of $800,000;

3.
Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

4.	Reimbursement of reasonable, related business expenses.

Expenses under the iTella Agreement for the year ended December 31, 2011 were $423,355. As of December 31, 2011, we owed iTella $429,274 under the iTella Agreement.  Prior to hiring iTella, the Company did not have expertise in the management and financing of a public company, and required the services of iTella as outlined in the iTella Agreement. The iTella Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control of the Company.  Upon such a cancellation, iTella would be entitled to a lump sum payment equal to all consideration due for the remaining term.

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

Our directors have received compensation for their services as follows:

Gladys Perez was paid $12,000 in 2011 for her services as a director of the Company.  We also issued to her 100,000 shares of our common stock valued at $19,000.

We agreed to pay Marc Moore $10,000 in 2011 for his services as a director of the Company. We have not yet paid Mr. Moore this amount. On April 2, 2012, we issued to Mr. Moore 120,000 restricted shares of our common stock valued at $22,800 as part of his compensation for 2012.

Robert Picow, a director of the Company and Chairman of the Board of Directors from January 1, 2010 to May 13, 2011, was compensated for his services to the Company as a director.  His 2011 compensation consisted of 150,000 shares of the Company’s unregistered common stock valued at $28,500 and cash payments totaling $25,000 (of which he has received $0).

The following table sets forth information regarding compensation paid or accrued to our directors for the year ended December 31, 2011.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)

Gladys Perez	$12,000	$19,000	$31,000
Marc Moore	$10,000	$-	$10,000
Robert Picow	$25,000	$28,500	$53,500

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of April 9, 2012, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 69,309,987 shares of common stock issued and outstanding as of April 9, 2012:

●	Each person known by us to own beneficially more than five percent of our outstanding common stock;

●	Each of our directors;

●	Our Chief Executive Officer and each person who serves as an executive officer of the Company; and

●	All our executive officers and directors as a group.

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

The address for each of our officers and directors is c/o Quamtel, Inc., 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED	PERCENTAGE OF COMMON STOCK

Stuart Ehrlich	Common Stock	3,540,000	5.1%

Gladys Perez (1)	Common Stock	7,200,000	10.4%

Marc Moore	Common Stock	125,000	*

All Officers and Directors	Common Stock	10,865,000	15.7%
As a Group (3 persons)

eTeltec Inc.	Common Stock	7,000,000	10.1%
135 Weston Road, Suite 326 Weston, FL 33326

Steven Ivester (2) 135 Weston Rd., Suite 326 Weston, Florida 33326	Common Stock	7,000,000	10.1%

Warren Gilbert. (3)	Common Stock	14,925,000	21.5%
1800 NE 114th Street, Suite 2110 Miami, FL 33181

Gerald and Seena Sperling 17899 Aberdeen Way Boca Raton, FL 33496	Common Stock	10,000,000	14.4%
____________

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

(3) Includes 13,025,000 shares of the Company’s common stock held by Gilder Funding Corp. Mr. Gilbert controls Gilder Funding Corp.

Equity Compensation Plans

The Company’s Plan allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. No options were issued under the Plan through December 31, 2011; however, in 2011, the Company did issue grants of stock under the Plan totaling 4,994,000 registered shares.  The Company issued an additional 300,000 registered shares (not under the Plan) to Gilbert pursuant to a one-year consulting agreement with him.

Description of the Plan

The following summary describes the principal provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by the full text of the Plan attached as Annex B to this Information Statement.

The total number of shares of common stock that may be subject to Awards under the Plan will not exceed five million (5,000,000) shares (subject to customary adjustments as provided in the Plan). Such number of shares is subject to adjustment by the committee established to administer the Plan or by the Board of Directors if there are no independent directors (the “Committee”), in the event of a recapitalization, stock split, stock dividend or similar corporate transaction. Such shares may be either authorized or unissued shares or shares held in treasury.

The Plan is generally designed to meet the requirements of Section 162(m) of the Code, in order to preserve the Company’s ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan in certain circumstances. Under Code Section 162(m), a publicly held corporation is not permitted to take a federal income tax deduction for compensation recognized by certain executive officers in any year in excess of $1,000,000, unless such compensation meets the stockholder approval and other requirements of Code Section 162(m).

The Plan is administered by the Committee, which must be comprised of not less than two individuals appointed by the Board of Directors, each of whom is (1) to the extent required by Rule 16b-3 and the Exchange Act, a “non-employee director,” and (2) to the extent required by Code Section 162(m), an “outside director”. Until the Company has independent directors, the whole Board of Directors will make such rules and regulations and establish such procedures for the administration of the Plan as it deems advisable.

The Committee may grant Awards under the Plan to eligible participants. The Committee has the discretion, in accordance with the provisions of the Plan, to determine the terms of the Award, to whom an Award is granted and the number of shares of stock subject to the Award.

Stock Options

An option granted under the Plan may be an incentive stock option (an “ISO”) or may be a non-qualified stock option (a “Non-ISO”), as determined at the time of grant. In certain circumstances, the grant of Non-ISOs, as opposed to ISOs, can result in federal income tax advantages to the Company.

The exercise price for options may not be less than the fair market value of the stock on the date of the grant of the options. The Plan provides that optionees may pay the exercise price: (1) in cash, (2) by delivery to the Company of shares of the Company’s common stock owned by the participant, (3) with other securities, (4) with other Awards, (5) with other property, or (6) in any combination of the above, in each case on such other terms and conditions as may be acceptable to the Committee (which may include payment in installments or on a deferred basis).

An option granted under the Plan may not be exercised later than the date specified by the Committee, which will be a maximum of 10 years from the date of the grant.

Restricted Stock

The Committee may award “restricted” shares of the Company’s common stock and restricted stock units, which are grants of common stock or Awards designated in shares of restricted stock that are subject to risk of forfeiture or other restrictions. Shares of restricted stock and restricted stock units will be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to receive any dividend or other right or property), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise, as the Committee may deem appropriate.

Except as otherwise determined by the Committee, upon termination of employment (as determined under criteria established by the Committee) for any reason during the applicable restriction period, all shares of restricted stock and all restricted stock units still, in either case, subject to restriction, shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interests of the Company, waive in whole or in part any or all remaining restrictions with respect to shares of restricted stock or restricted stock units.

Stock Appreciation Rights

The Committee is authorized to grant eligible participants stock appreciation rights. A stock appreciation right gives the recipient a right to receive, upon exercise of the stock appreciation right, the excess of (1) the fair market value (as determined by the Committee) of one share of common stock on the date of exercise or, if the Committee determines in the case of any such right other than one related to any ISO, at any time during a specified period before or after the date of exercise over (2) the grant price of the right, as specified by the Committee. The grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate.

Performance Awards

The Committee is authorized to grant eligible participants performance awards. A performance award granted under the Plan (1) may be denominated or payable in cash, shares of common stock (including, without limitation, restricted stock), other securities, other Awards, or other property and (2) confer on the recipient rights valued as determined by the Committee and payable to, or exercisable by, the recipient, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. The performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted, and the amount of any payment or transfer to be made pursuant to any performance award shall be determined by the Committee. The goals established by the Committee will be based on any one, or combination of, earnings per share, return on equity, return on assets, total stockholder return, net operating income, cash flow, revenue, economic value added, increase in the price of the Company’s common stock, cash flow return on investment, or any other measure the Committee deems appropriate. Partial achievement of the goal(s) may result in a payment or vesting corresponding to the degree of achievement.

Dividend Equivalents

The Committee is authorized to grant Awards under which the recipients are entitled to receive payments equivalent to dividends or interest with respect to a number of shares of common stock determined by the Committee, and the Committee may provide that such amounts (if any) shall be deemed to have been reinvested in additional shares of common stock or otherwise reinvested. Such Awards may have such terms and conditions as the Committee determines.

Other Stock-Based Awards

The Committee is also authorized to grant other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock (including, without limitation, securities convertible into shares of common stock), as are deemed by the Committee to be consistent with the purposes of the Plan. The Committee determines the terms and conditions of such Awards.

Miscellaneous

Awards granted under the Plan generally are not transferable, except that the Committee may, in its sole discretion and subject to certain limitations, permit the transfer of Non-ISOs at the time of grant or thereafter for estate planning purposes. No Awards may be granted under the Plan after May 31, 2018.

The number of Awards that may be granted under the Plan to executive officers is not determinable at this time.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through the iTella Agreement (more fully described above.  Mr. Ivester is the principal employee of iTella.), has made personal advances to the Company. These advances, formalized under an unsecured revolving promissory note dated March 18, 2010, allow for a maximum principal loan amount of $1,000,000, are repayable upon demand, and are non-interest bearing. The outstanding balance of these advances was $654,155 and $608,759 at December 31, 2011 and 2010, respectively.

On August 20, 2009, the Company issued and sold $300,000 in principal amount of an unsecured convertible note to Warren Gilbert, receiving net proceeds of $300,000. This note bears interest at 18% and was converted into 115,000 shares of the Company’s common stock at a conversion price of $2.70 per share on September 10, 2009. In connection with his purchase of this convertible note, on August 20, 2009, Gilbert also received six-year warrants to purchase 54,000 shares of the Company’s common stock exercisable at a price of $2.70 per share.  On May 9, 2011, Gilbert signed an agreement with the Company rescinding and cancelling these warrants as of their issue date, August 20, 2009.

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Warren Gilbert (the “2010 Secured Gilder Note”), for cash.   Interest on the 2010 Secured Gilder Note was set at 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Secured Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilbert Note was secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective June 15, 2010, monthly payments were increased to $27,000 and the maturity date was extended to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note then 3 monthly payments of $11,000 and defaulted on the note.

On June 3, 2011, we issued 1,600,000 restricted shares of our common stock valued at 304,000 to Warren Gilbert for services rendered to us under a consulting agreement with Mr. Gilbert.

On August 11, 2011, the Company and Gilder entered into a settlement and release agreement pursuant to which the Company issued to Gilder six million five hundred thousand (6,500,000) restricted shares of its common stock (the “Settlement Shares”) in exchange for settlement in full of the 2010 Secured Gilder Note, which, with accrued but unpaid interest amounted to an aggregate of $1,348,268 as of the settlement date.  Under this settlement and release, Gilder agreed to fully release and forever discharge the Company from any and all obligations under the 2010 Secured Gilder Note and to terminate its security interest in the assets of the Company granted under that certain security agreement dated February 27, 2010 executed in connection with the issuance of the 2010 Secured Gilder Note.  Concurrently with this settlement, the Company entered into a consulting agreement with Gilder pursuant to which it agreed to pay Gilder $11,000 per month for 12 months for consulting services to the Company relating to financial management and strategic opportunities.

On January 20, 2012, Warren Gilbert purchased from us 2,000,000 restricted shares of our common stock in a private placement for $100,000.

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bore interest at 3% per year and was payable in full, with interest, on February 25, 2012.   On March 10, 2011, the Company replaced and cancelled the 2010 Sperling Note with a new note (the “2011 Sperling Note”) in the amount of $500,000 in exchange for an additional $250,000 in cash from the Sperlings.  As a result of this transaction, the 2010 Sperling Note was deemed paid in full.  The 2011 Sperling Note bore interest at 3% per year and was payable in full, with interest, on March 10, 2013.  On August 12, 2011, the Company and the Sperlings entered into a settlement and release agreement pursuant to which the Company issued, on September 30, 2011, to the Sperlings two million five hundred thousand (2,500,000) restricted shares of its common stock in exchange for settlement in full of the 2011 Sperling Note which, with accrued but unpaid interest, amounted to an aggregate of $510,490 as of the settlement date.  Under this settlement and release, the Sperlings agreed to fully release and forever discharge the Company from any and all obligations under the 2011 Sperling Note.

On December 16, 2010, the Sperlings invested an additional $500,000 in the Company and received 1,300,000 shares for $325,000 of that investment, or $0.25 per share.  The Sperlings received an additional 700,000 shares for the remaining $175,000 of their investment on June 1, 2011.

On June 1, 2011, the Sperlings purchased from us an additional 2,000,000 restricted shares of our common stock in a private placement for $337,500.

On September 30, 2011, we also issued 500,000 restricted shares of our common stock valued at $95,000 to Mr. Sperling for services rendered to us under a consulting agreement with Mr. Sperling.

On January 20, 2012, the Sperlings purchased from us 2,000,000 restricted shares of our common stock in a private placement for $100,000.  On that date, we issued an additional 1,000,000 restricted shares of our common stock valued at $190,000 to Mr. Sperling for services rendered to us under a consulting agreement with Mr. Sperling.

Director Independence

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the NASDAQ Marketplace Rule 5605(a)(2).  In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.  After such review, the Board has determined that Marc Moore qualifies as independent under the requirements of the NASDAQ listing standards.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 20, 2011, the Company engaged RBSM, LLP (“RBSM”). Jewett, Schwartz, Wolfe & Associates (“JSW”) was the Company’s previous auditor.

The following table shows the fees that we were billed by RBSM and JSW for audit and other services provided by our independent auditors during the years ended December 31, 2011 and 2010:

	Years Ending December 31,
	2011	2010
Audit Fees(1)	$42,000	$42,000
Audit-Related Fees(2)	--	20,000
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$42,000	$62,000

(1)
Audit fees - These are fees billed for professional services performed by JSW and RBSM for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by JSW and/or RBSM, as applicable that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by JSW and/or RBSM, as applicable, with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by JSW and/or RBSM, as applicable.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2011 and 2010, must be pre-approved by the Board of Directors, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	SEC Report Reference Number	Exhibit

2.1	2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder (3)
2.2	2.1	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009 (3)
2.3	3.1	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., Data Jack, Inc. and Mobile Internet Devices, LLC (6)
2.4	10.3	Partial Rescission Of Membership Interest Purchase Agreement dated August 4, 2010 (10)
2.5	10.4	Membership Interest Purchase Agreement by and among the members of Syncpointe LLC and Quamtel, dated August 18, 2010 (12)
3.1	3.2	Amended and Restated Articles of Incorporation (7)
3.2	10.17	Bylaws (1)
4.1	10.3	2009 Equity Incentive Plan (4)
4.2	4.1.2	Warrant to Purchase Common Stock issued to W. Gilbert, dated August 12, 2009 (5)
4.3	4.1	Convertible Note issued to Gilder Funding Corp., dated August 20, 2009 (5)
4.4	4.1.1	Subscription Agreement between Quamtel and W. Gilbert, dated August 20, 2009 (5)
4.5	10.2	Form of Warrant to Purchase Common Stock to be used by Data Jack, Inc. and Schooner Enterprises, Inc., effective December 9, 2009 (6)
4.6	4.6	Note issued to Warren Gilbert on December 15, 2009 (14)
4.7	4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010 (14)
4.8	10.15	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010 (14)
4.9	4.9	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010 (14)
4.10	4.1	Amendment to Senior Secured Promissory Note, dated May 21, 2010 (11)
4.11	4.2	Consulting Agreement between Quamtel, Inc. and Thelusma, Windel dated June 7, 2010 (11)
4.12	4.1	Consulting Agreement dated August 23, 2010 between Quamtel and Mirador Consulting Inc. (15)
10.1	10.4	Unwind and Share Exchange Agreement, dated December 10, 2007 (2)
10.2	99.1	Rescission Agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC, dated December 10, 2007 (2)
10.3	10.1	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009 (5)
10.4	10.1	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009 (8)
10.5	10.1	Executive Employment Agreement dated August 18, 2010 by and between QuamTel and Scott M. Jonasz (12)
10.6	10.1	Employment Agreement dated December 13, 2010 between QuamTel and William McLaughlin (16)
10.7	10.1	Agreement for separation of employment between QuamTel and William McLaughlin, dated January 26, 2011 (17)
10.8	10.1	Asset Purchase Agreement dated June 6, 2011 by and among Syncpointe, Inc., Mobilelogik, Inc. and the Registrant (18)
10.9	10.6	Release and Settlement Agreement between the Registrant and Gilder Funding Corp. dated August 11, 2011 (19)
10.10	10.7	Release and Settlement Agreement between the Registrant and Gerald and Seena Sperling dated August 12, 2011 (19)
10.11	10.1	Consulting Agreement by and between the Registrant and StockVest dated as of June 6, 2011 (19)
10.12	10.2	Consulting Agreement by and between the Registrant and Shari Frimer dated as of July 1, 2011 (19)
10.13	10.3	Consulting Agreement by and between the Registrant and Windel Thelusma dated as of July 10, 2011 (19)
10.14	10.4	Consulting Agreement by and between the Registrant and Steven Siegelaub dated as of August 9, 2011 (19)
10.15	10.5	Consulting Agreement by and between the Registrant and SCG Family Trust dated as of August 9, 2011
10.16	10.8	Consulting Agreement by and between the Registrant and Sequoia Asset management Group dated as of August 12, 2011 corrected and restated as of November 11, 2011 (19)
10.17	10.9	Consulting Agreement by and between the Registrant and Barry Ahron dated as of September 12, 2011 (19)
10.18	10.10	Consulting Agreement by and between the Registrant and Steven Litton dated as of September 23, 2011 (19)
10.19	10.11	Settlement Agreement dated November 9, 2011 by and between the Registrant and Mirador Consulting, Inc. (19)
10.20	10.12	Consulting Agreement by and between the Registrant and Anthony Gallo dated as of September 25, 2011 (19)
10.21	10.13	Consulting Agreement by and between the Registrant and MS Starr LLC dated as of August 1, 2011 (19)
10.22	10.14	Consulting Agreement by and between the Registrant and South Florida Business Technology dated as of October 10, 2011 (19)
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates (20)
21	*	Subsidiaries of the Registrant
23.1	23.1
Consent of Jewett, Schwartz, Wolfe & Associates to incorporate financial statements for fiscal year-end December 31, 2009 into Registration Statements on Form S-8 (File Nos. 333-162987 and 333162988)  (14)

31.1/31/2	*	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act (14)
32.1/32/2	*
Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (14)

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

(18)
Filed with the SEC on August 22, 2011, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 000-31757) on Form 10-Q, which exhibit is incorporated herein by reference.

(19)
Filed with the SEC on November 17, 2011, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 000-31757) on Form 10-Q, which exhibit is incorporated herein by reference.

(20)
Filed with the SEC on August 24, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-31757) on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Date: April 13, 2012	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President,
principal executive officer and
principal financial and accounting officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director; Chief Executive Officer, President, and Treasurer	April 13, 2012
Stuart Ehrlich

/s/ Gladys Perez	Director	April 13, 2012
Gladys Perez

/s/ Marc Moore	Director	April 13, 2012
Marc Moore

CONSOLIDATED FINANCIAL STATEMENTS

Quamtel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quamtel, Inc.

We have audited the accompanying consolidated balance sheet of Quamtel, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quamtel, Inc. as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted  in  the  United  States  of  America.

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

/s/ RBSM LLP

New York, New York
April 13, 2012

Quamtel, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$92,999	$78,739
Accounts receivable, net	3,000	55,654
Inventory	72,591	21,870
Prepaid expenses and deposits	91,340	113,903
Total current assets	259,930	270,166

Restricted cash	150,000	150,000
Property and equipment, net	319,374	504,535
Goodwill and other intangibles	1,057,496	1,078,845

TOTAL ASSETS	$1,786,800	$2,003,546

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$751,750	$994,936
Accrued expenses	121,470	146,359
Unearned revenue	191,399	363,227
Advances from related party	1,083,429	614,678
Stock-based payable	644,350	491,000
Current portion of notes payable	692,417	2,162,932
Total current liabilities	3,484,815	4,773,132

TOTAL LIABILITIES	3,484,815	4,773,132

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
54,559,987 and 23,312,237 shares issued and 54,459,987
and 23,212,237 shares outstanding at December 31 ,2011
and December 31, 2010, respectively	54,560	23,312
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	14,825,525	9,289,474
Treasury stock - 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(16,478,100)	(11,982,372)
Total shareholders' (deficiency)	(1,698,015)	(2,769,586)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$1,786,800	$2,003,546

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statement of Operations
For the Years ended December 31, 2011 and 2010

	2011	2010

Revenues	$1,927,263	$2,182,258

Cost of sales	1,437,367	1,826,657

Gross profit	489,896	355,601

Operating expenses:
Compensation, consulting and related expenses	4,151,957	5,347,150
General and administrative expenses	935,036	1,280,434
Impairment charges	-	3,384,731
Depreciation and amortization	132,217	132,157
Total operating expenses	5,219,210	10,144,472

Loss from operations	(4,729,314)	(9,788,871)

Other (income) expense:
Interest and financing expense	141,491	189,728
Other (income)	(127,281)	-
(Gain) loss on disposition assets	(247,796)	73,761
Total other (income) expense	(233,586)	263,489

Loss before income taxes	(4,495,728)	(10,052,360)

Income tax expense (benefit)	-	-

Net loss	$(4,495,728)	$(10,052,360)

Basic and diluted loss per share:

Loss from operations before income taxes	$(0.13)	$(0.51)
Income tax expense (benefit)	-	-

Net loss per share	$(0.13)	$(0.51)

Weighted average number of shares outstanding	35,180,323	19,797,994

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Shareholders’ Deficiency
For the Years ended December 31, 2011 and 2010

	Common Stock		Additional Paid-	Treasury	Accumulated
	Shares	Amount	in Capital	Stock	(Deficit)	Total
Balances as of December 31, 2009	18,662,175	$18,662	$3,624,338	$-	$(1,930,012)	$1,712,988

Common stock issued for services	1,573,624	1,574	3,376,143	-	-	3,377,717
Common stock issued for Syncpointe acquisition	1,051,438	1,051	2,562,793	-	-	2,563,844
Common stock redeemed re. Data Jack acquisition	(1,000,000)	(1,000)	(1,249,000)	-	-	(1,250,000)
Common stock issued for domain names	25,000	25	62,225	-	-	62,250
Common stock issued for cash	2,965,000	2,965	862,010	-	-	864,975
Common stock issued for debt repayment	35,000	35	50,965	-	-	51,000
Common stock to be repurchased	-	-	-	(100,000)	-	(100,000)
Net loss for the year	-	-	-		(10,052,360)	(10,052,360)

Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,586)

Common stock issued for services	12,442,000	12,442	2,351,537	-	-	2,363,979
Common stock issued for accounts payable, other	325,000	325	89,886	-	-	90,211
Common stock issued for cash	9,440,750	9,441	1,224,909	-	-	1,234,350
Common stock issued for debt conversion	9,000,000	9,000	1,849,759	-	-	1,858,759
Common stock issued for domain names	40,000	40	19,960	-	-	20,000
Net loss for the year	-	-	-	-	(4,495,728)	(4,495,728)
Balances as of December 31, 2011	54,559,987	$54,560	$14,825,525	$(100,000)	$(16,478,100)	$(1,698,015)

The accompanying notes are an integral part of these consolidated financial statements.

Quamtel, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,495,728)	$(10,052,360)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	132,217	132,157
Provision for bad debt	6,690	-
(Gain) loss on disposition of assets	(247,796)	73,761
Impairment charges	-	3,384,731
Noncash consulting expense	2,454,190	3,377,717
Changes in operating assets and liabilities
Accounts receivable	45,964	(25,287)
Inventory	(50,721)	39,880
Prepaid expenses and deposits	22,563	335,801
Income tax payable	-	11,678
Accounts payable	(78,185)	166,200
Accrued expenses	(24,889)	32,460
Advances from related party	147,533	-
Stock based payable	(57,000)	205,000
Unearned revenue	(171,828)	(82,120)
Net cash used in operating activities	(2,316,990)	(2,400,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(3,095)	(168,276)
Disposition (acquisition) of assets	180,185	(126,577)
Deposit paid	-	(150,000)
Net cash provided by (used in) investing activities	177,090	(444,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	1,234,350	864,975
Proceeds from stock payable	210,350	-
Proceeds from convertible debt issuances	250,000	286,000
Proceeds from promissory note issuances	981,000	2,162,054
Repayments to related party	(521,540)	(144,104)
Cash paid to redeem common stock	-	(100,000)
Repayment of notes payable	-	(238,954)
Net cash provided by financing activities	2,154,160	2,829,971

Net increase (decrease) in cash and cash equivalents	14,260	(15,264)

Cash and cash equivalents at beginning of period	78,739	94,003
Cash and cash equivalents at end of period	$92,999	$78,739

Supplemental cash flow information:
Cash paid for taxes	$-	$2,378
Cash paid for interest	$152,349	$73,761

Noncash investing and financing activities:
Issuance of common stock for intangible assets	$20,000	$1,376,094
Conversion of note payable to common stock	$1,858,759	$51,000

The accompanying notes are an integral part of these consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2011 and 2010 was zero.

Inventories

Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage.  Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At December 31, 2011, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year.  Options, warrants and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Common stock equivalents are excluded from the computation if their effect is anti-dilutive or, for options and warrants, if the exercise price exceeds the tradable value of the underlying stock.

Reverse Stock Split

The Board of Directors approved a one-for-twenty (1:20) reverse stock split of our common stock effective June 22, 2007 and a one-for-ten (1:10) reverse stock split of our common stock effective September 9, 2009.  All per share amounts in the consolidated financial statements have been retroactively adjusted to the earliest period presented for the effect of this reverse split.

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

The Company has no financial assets and liabilities that are recurring at fair value at December 31, 2011 and 2010.

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

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheet as unearned revenue. As of December 31, 2011 and 2010, the Company recorded unearned revenue of $191,399 and $363,227, respectively.

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

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $4,495,728 and $10,052,360 for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company has reported an accumulated deficit of $16,478,100 and a working capital deficit of $3,224,885, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D – PROPERTY AND EQUIPMENT, NET

At December 31, 2011 and December 31, 2010, respectively, property and equipment consisted of the following:

	2011	2010

Computers and equipment	$533,705	$622,813
Automobile	-	32,123
Furniture & Fixtures	16,346	16,346
Total	550,051	671,282
Less accumulated depreciation	(230,677)	(166,747)
Total	$319,374	$504,535

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $85,868 and $86,655, respectively.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE E – GOODWILL AND OTHER INTANGIBLES

At December 31, 2011 and December 31, 2010 respectively, intangible assets consisted of the following:

	2011	2010

Goodwill associated with the acquisition of WQN, Inc.	$-	$367,589
Goodwill associated with the acquisition of Data Jack, Inc.	669,957	669,957
Goodwill associated with the acquisition of Syncpointe Inc.	-	3,017,142
	669,957	4,054,688
Less: impairment charges	-	(3,384,731)
Goodwill, net of impairment charges	669,957	669,957

Acquisition of 800.com domain name	317,500	317,500
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	-
Sub total	487,327	462,327
Less accumulated amortization	(99,788)	(53,439)

Other intangibles, net of accumulated amortization	387,539	408,888

Goodwill and other intangibles, net	$1,057,496	$1,078,845

Amortization expense for the years ended December 31, 2011 and 2010 amounted to $46,349 and $45,501, respectively.

Estimated Future Amortization Expense as of December 31, 2011:

Years Ended December 31,	Amount
2012	$48,733
2013	48,733
2014	48,733
2015	48,733
2016 and thereafter	192,607
Total	$387,539

On August 4, 2010, the Company and the original Data Jack sellers amended the Membership Purchase Agreement dated December 9, 2009, whereby the consideration was reduced from 1,500,000 to 500,000 shares of the Company’s restricted common stock, with the 1,000,000 reduced shares redeemed by the Company. The Data Jack goodwill was correspondingly reduced from $1,919,957 to $669,957.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In December 2009, the Company purchased the URL DataJack.com (the “DataJack Domain Name”) for a cash payment of $30,000, plus a commitment to issue 10,000 of the Company’s common shares which were valued at $26,000.  These shares were issued on May 4, 2010.  The total cost of the DataJack Domain Name was $56,000 which is less than its estimated fair value, and is being amortized over a period of 10 years.

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

In December 2011, the Company purchased the Domain Name Sparkfly.com from Ran Birkins for a cash payment of $5,000, plus 40,000 of the Company’s restricted common shares.  The total cost of the transaction was recorded at $25,000.  The Company has guaranteed that the value of the 40,000 shares will be at least fifty cents per share ($0.50) on June 14, 2012.  If the closing price of the stock on June 14, 2012 is less than fifty cents per share ($0.50), the Company will issue additional shares of Quamtel stock to Ran Birkins so that the total value of the stock issued is at least $20,000. The $25,000 purchase cost of the Sparkfly.com Domain Name is being amortized over a period of 10 years.

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

Effective June 6, 2011, the Company sold substantially all of the assets of Syncpointe to an unrelated third party (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and the Company issued to the Vendor, as partial consideration for this assumption, 15,000 shares of its restricted common stock.  As a condition to closing this asset sale, the Company placed 200,000 shares of its common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by the Vendor. The Syncpointe assets did not generate any revenues for the Company in 2011 or 2010.

Considerable management judgment is necessary to estimate fair value. As of December 31, 2010, the Company enlisted the assistance of an independent valuation consultant to determine the values of its intangible assets and goodwill. After testing the carrying value of its goodwill and its other intangible assets, management determined that no impairment charges needed to be recorded during the year ended December 31, 2011.

The remaining estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to the Company’s results of operations.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE F – RELATED PARTY TRANSACTIONS

Related party advances

From time to time, Steven Ivester, the Company’s former sole shareholder and currently a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company. These advances, formalized under an unsecured revolving promissory note dated March 18, 2010, allow for a maximum principal loan amount of $1,000,000, are repayable upon demand, and are non-interest bearing. Such advances amounted to $654,155 and $608,759 at December 31, 2011 and 2010, respectively. See Note E for the 800 Domain Name transaction involving Mr. Ivester.

Related party consulting fees

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and automatically renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation shall currently consists of the following:

1.	Annual cash payments of $250,000, payable monthly;

2.
Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues), and subject to an annual calendar year cap of $800,000;

3.
Employees of Consultant  may be eligible for grants of stock options pursuant to the Company’s  Equity Incentive  Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

4.	Reimbursement of reasonable, related business expenses.

Expenses under the Restated Consulting Services Agreement for the year ended December 31, 2011 and 2010 were $429,274 and $5,919, respectively. Prior to closing the Restated Consulting Services Agreement, Quamtel did not have expertise in the management and financing of a public company, and required the services of iTella, Inc. as outlined in the Restated Consulting Services Agreement. The Restated Consulting Services Agreement is not cancellable by either party in advance of its contractual term, except under a defined change in control.

On August 20, 2009, the Company also executed a one-year consulting agreement with Mr. Warren Gilbert (“Gilbert”), who is the president of Gilder Funding Corp., a shareholder of the Company, whereby Gilbert will provide advice and counsel regarding the Company’s financial management and strategic opportunities. As compensation, Gilbert was issued 300,000 shares of the Company’s common stock, which were registered on a registration statement on Form S-8 on November 9, 2009. The 300,000 common shares were valued at $810,000 based on the traded market per-share market price per share of $2.70 at August 20, 2009, and have been reflected as additional paid-in capital on the company’s consolidated balance sheet, and a noncash charge included in Compensation, consulting and related expenses in the Company’s consolidated statement of operations.  Under the same consulting agreement, on June 1, 2011, Gilbert was issued an additional 1,600,000 restricted shares of the Company’s common stock. The 1,600,000 common shares were valued at nine-teen cents ($0.19) per share or $304,000, and have been reflected as additional paid-in capital on the company’s consolidated balance sheet, and a noncash charge included in Compensation, consulting and related expenses in the Company’s consolidated statement of operations.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE G – NOTES PAYABLE

At December 31, 2011 and 2010, notes payable consisted of the following:

	2011	2010

Promissory note payable - shareholders	$536,990	$2,014,934
Note payable - Abundance Partners LLC	102,413	84,763
Note payable - Dell Computer	42,821	40,951
Note payable - American Honda Finance Corporation	-	14,321
Note payable - AFS/IBEX Bank	10,193	7,963

Total short-term notes payable	$692,417	$2,162,932

Estimated aggregate maturities of notes payable as of December 31, 2011 is as follows:

Secured Promissory Note Payable  - Shareholder

On December 15, 2009, the Company issued an unsecured $200,000 promissory note (the “2009 Gilbert Note”) to Gilbert for cash.  The 2009 Gilbert Note bears interest at 15.9% per year, and unpaid principal and interest were repayable in full on June 15, 2010. Under the terms of the 2009 Gilbert Note, Gilbert was to be paid $40 toward the Gilbert Note for each Data Jack unit sold, plus a $5.00 bonus payment (in addition to interest) on each Data Jack unit sold up to 5,000 units.  No such payments were due or made.  The 2009 Gilbert Note, with accrued interest, was repaid in full on February 27, 2010 from proceeds of the 2010 Secured Gilder Note (defined below).

On February 27, 2010, the Company executed a $1,000,000 Senior Secured Promissory Note payable to Gilder Funding Corp. (“Gilder”), a company that is a shareholder of the Company and controlled by Gilbert (the “2010 Secured Gilder Note”) for cash.  The proceeds of the 2010 Secured Gilder Note were used, in part, to repay the 2009 Gilbert Note, with accrued interest.  Interest on the 2010 Secured Gilder Note is 15% per annum, and beginning April 5, 2010, the Company was required to make monthly payments on the 2010 Gilder Note in the amount of $23,789.93 per month, with any remaining outstanding principal and any accrued but unpaid interest due on or before February 27, 2016. The 2010 Secured Gilder Note is secured by substantially all of the Company’s assets.  Effective May 24, 2010, the Company and Gilder amended the 2010 Secured Gilder Note to increase the principal amount to $1,250,000, with the Company receiving the additional $250,000 in cash.  Effective June 15, 2010, monthly payments were increased to $27,000; and the maturity date was changed to February 27, 2015.   The Company made three monthly payments of $27,000 under the 2010 Secured Gilder Note and has since begun making monthly payments of $11,000.  Because of this reduced monthly payment, the Company is in default of the terms of the 2010 Secured Gilder Note and, as such, at the option of Gilder, the entire unpaid principal balance and the accrued and unpaid interest are due and payable on demand, with past due principal bearing interest from the date of default at the maximum rate allowed by law. Gilder, under a security agreement with the Company, holds a first priority lien and security interest in all of the assets of the Company, which secures the performance of the Company’s obligations under the 2010 Secured Gilder Note. At December 31, 2010 the outstanding principal and interest of the 2010 secured Gilder Note was $1,247,595.

On August 11, 2011, the Company and Gilder entered into a settlement and release agreement pursuant to which the Company issued to Gilder six million five hundred thousand (6,500,000) restricted shares of its common stock (the “Settlement Shares”) in exchange for settlement in full of the 2010 Secured Gilder Note, which, with accrued but unpaid interest amounted to an aggregate of $1,348,268 as of the settlement date.  Under this settlement and release, Gilder agreed to fully release and forever discharge the Company from any and all obligations under the 2010 Secured Gilder Note and to terminate its security interest in the assets of the Company granted under that certain security agreement dated February 27, 2010 executed in connection with the issuance of the 2010 Secured Gilder Note.  Concurrently with this settlement, the Company entered into a consulting agreement with Gilder pursuant to which it agreed to pay Gilder $11,000 per month for 12 months for consulting services to the Company relating to financial management and strategic opportunities.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Unsecured promissory note payable

On December 13, 2010, the Company issued an unsecured $250,000 promissory note to Gerald and Seena Sperling (the “2010 Sperling Note”), together a shareholder of the Company (the “Sperlings”), for cash.  The 2010 Sperling Note bears interest at 3% per year and was payable in full, with interest, on February 25, 2012.  At December 31, 2010, the outstanding principal and interest on the 2010 Sperling Note was $250,349.

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

On August 12, 2011, the Company and the Sperlings entered into a settlement and release agreement pursuant to which the Company issued, on September 30, 2011, to the Sperlings two million five hundred thousand (2,500,000) restricted shares of its common stock in exchange for settlement in full of the 2011 Sperling Note which, with accrued but unpaid interest, amounted to an aggregate of $510,490 as of the settlement date.  As a result of this settlement, at December 31, 2011, there was no outstanding balance on the Sperling Note.

On December 16, 2010, the Sperlings made a short term loan to the Company of $75,000.  This loan was made pursuant to an oral agreement, bore no interest and was repaid in full prior to the end of 2011.

During the year ended December 31, 2010, the Company obtained short-term unsecured  promissory notes from four shareholders.  The unsecured advances do not accrue interest.  At December 31, 2010, the outstanding principal on these promissory notes was $516,990.  During the year ended December 31, 2011, the Company obtained short-term unsecured advances from five shareholders.  At December 31, 2011, the outstanding principal on these advances was $536,990.

Note payable - Abundance Partners LLC

As a result of the August 18, 2010 acquisition of Syncpointe LLC, the Company entered into an agreement effective November 4, 2010 with Abundance Partners LP (“Abundance”) and Syncpointe relating to the $80,000 principal balance on a secured $100,000 loan, bearing interest at 6% per annum, that Abundance made to Syncpointe LLC on June 3, 2010 (the “Abundance Loan”).  Pursuant to the terms of this agreement, the Company issued to Abundance 25,000 shares of its unregistered common stock in lieu of an equity interest in Syncpointe and paid a $25,000 default fee due under the Abundance Loan which went into default on July 3, 2010.  Additionally, Syncpointe agreed to apply 15% of the cash proceeds to Syncpointe or the Company from any loan or sale of equity towards paying down the balance of the loan plus accrued but unpaid interest (the “Required Payments”), and agreed to pay off the balance of the Abundance Loan, plus interest, on or before March 31, 2011 (the “Maturity Date”).  Abundance agreed to reduce the 18% default interest rate to 12%, retroactive to July 3, 2010, and the parties further agreed that if the Abundance Loan went into default again, the interest rate would increase to 18%, retroactive to July 3, 2010.  The Company agreed that its Collateral (as that term is defined in the original Abundance Loan agreement) would be included with the Syncpointe Collateral as part of the security interest under that agreement and that such security interest would be subordinated to the first priority interest granted under the 2010 Secured Gilder Note.   Because the Required Payments were not made and the Abundance Loan was not repaid in full by the Maturity date, the Abundance Loan is currently in default.

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against the Company and its wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that the Company and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because the Company failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against the Company and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,883.99.  On January 23, 2012, the Company and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement the Company issued to APL 200,000 shares of its common stock.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Other Notes Obligations

The Dell Financial note is related to a disputed computer purchase in 2007.  The note bears interest at 24.49% per year.

The American Honda Finance Corporation note is related to an automobile purchase in 2008 and is repayable in 60 equal monthly payments through June 2013, is secured by the automobile, and bears interest at 9.45% per year.  The note balance was paid off on October 1, 2011.

The AFS/IBEX (formally Total Bank) note is associated with an insurance policy, is repayable in equal monthly payments of $1,741 through June 2012, is unsecured, and bears interest at 8.5% per year.

NOTE H – CAPITAL STOCK

The Company has authorized 50,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has authorized 200,000,000 shares of common stock, with a par value of $0.001 per share.  As of December 31, 2011 and 2010, the Company has issued 54,559,987 and 23,312,237 shares of common stock, respectively.

On March 25, 2010, the Company entered into an agreement to repurchase 100,000 common shares for $100,000.  At December 31, 2011 and 2010, the repurchased 100,000 shares of its common stock was classified as treasury stock on the Company’s balance sheet.

During the years ended December 31, 2011 and 2010, the Company issued 12,767,000 and 1,573,624 shares of common stock for services rendered valued at $2,454,190 and $3,377,717, respectively.

The following are private placement common stock transactions which occurred during the year ended December 31, 2011 and 2010:

On December 16, 2010, the Sperlings invested an additional $500,000 in the Company and received 1,300,000 shares for $325,000 of that investment, or $0.25 per share.  The Sperlings received an additional 700,000 shares for the remaining $175,000 of their investment on June 1, 2011.

On June 1, 2011, the Sperlings purchased from the Company an additional 2,700,000 restricted shares of our common stock in a private placement for $337,500.

During the year ended December 31, 2010, the Company completed private placements with eight investors for aggregate gross proceeds of $864,975.

During the year ended December 31, 2011, the Company completed private placements with 34 investors for aggregate gross proceeds of $1,234,350.

During the year ended December 31, 2011, the Company purchased the Domain Name Sparkfly.com from Ran Birkins for a cash payment of $5,000, plus 40,000 of the Company’s restricted common shares valued at $20,000.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

During the year ended December 31, 2010, the Company issued 25,000 of its common shares, valued at $62,250, to acquire the Domain URL 800.com.

During the year ended December 31, 2011, the Company issued 9,000,000 of the common stock to convert outstanding debt in the amount of $1,858,759.

During the year ended December 31, 2010, the Company issued 35,000 of the common stock for debt repayment in the amount of $51,000.

NOTE I – EQUITY INCENTIVE PLAN

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel, Inc. and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors.  All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009.  No options have been granted under the Plan through December 31, 2011, however, awards totaling 4,994,000 shares of the Company’s registered common stock have been granted under the Plan.

NOTE J – INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

Years ended
	December 31, 2011	December 31, 2010

Current benefit	$-	$-
Deferred benefit	-	-
Net income tax expense (benefit)	$-	$-

The Company's income tax expense (benefit) at the statutory rate was substantially equal to the reported income tax expense (benefit). The Company is only subject to federal income taxes.

At December 31, 2011, the Company's net deferred tax asset consisted of the following:

Net operating loss carry-forward	$5,629,498
Less valuation allowance	(5,629,498)
Total	$-

The Company's net operating loss carryforward for federal income tax purposes was approximately $16,558,319 as of December 31, 2011, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards.  Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

The Company has filed corporate income tax returns through 2010 and has filed an extension for 2011.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE K – COMMITMENTS AND CONTINGENCIES

Leases
The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL.  The leases expire on February 28, 2015 and February 28, 2013, respectively.

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the years ended December 31, 2011 and 2010 was $62,870 and $68,459, respectively.

Commitments for minimum rentals under non-cancelable leases at December 31, 2011 are as follows:

2012	$75,644
2013	45,328
2014	39,072
2015 and thereafter	6,512
Total	$166,556

Consulting Agreements

See Note F for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

Letter of Credit

As of December 31, 2011 and 2010, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at December 31, 2011 and 2010, is classified as restricted cash, a non-current asset.

Settlements

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against the Company and its wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that the Company and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because the company failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against the Company and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,883.99.  On January 23, 2012, the Company and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement the Company issued to APL 200,000 shares of its common stock.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that the Company failed to comply with the terms of, and are in default under, a certain contract with StockVest because the Company failed to issue to StockVest 200,000 restricted shares of its common stock.  StockVest sought a judgment against the Company in the amount of $130,000.  On February 7, 2012, the Company and StockVest settled this matter and it was dismissed with prejudice by the Circuit Court on February 17, 2012. Pursuant to the settlement agreement the Company agreed to issue to StockVest 25,000 shares of its common stock.

QUAMTEL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

WQN was a defendant in an action styled American Express Bank, FSB vs. Steven Ivester and WQN, Inc., in the County Court in and for Broward County, Florida, Case No. CONO 11-010246.  This matter was settled in full with no cost to the Company and the lawsuit dismissed on December 7, 2011.

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50 2012 CA 004398 XXXX MB.  Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The Company has not yet filed a response.

Stock Payable

At December 31, 2011 and 2010, the Company recorded a stock payable of $644,350 and $491,000, respectively. The stock payable represents amounts that the Company has an obligation to issue common shares for in the future.

NOTE L – SUBSEQUENT EVENTS

From January 1, 2012 through April 9, 2012, the Company sold 5,677,500 shares of its common stock in private transactions for aggregate gross proceeds of $522,833.  The Company also issued 5,772,500 shares for services and 3,300,000 shares for debt conversions.

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against the Company and its wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that the Company and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because the company failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against the Company and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,883.99.  On January 23, 2012, the Company and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement the Company issued to APL 200,000 shares of its common stock.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that the Company failed to comply with the terms of, and are in default under, a certain contract with StockVest because the Company failed to issue to StockVest 200,000 restricted shares of its common stock.  StockVest sought a judgment against the Company in the amount of $130,000.  On February 7, 2012, the Company and StockVest settled this matter and it was dismissed with prejudice by the Circuit Court on February 17, 2012. Pursuant to the settlement agreement the Company agreed to issue to StockVest 25,000 shares of its common stock.

Effective March 13, 2012, the Company sold substantially all of its RocketVoip assets to an unrelated third party for $100,000 in cash. As a result of this sale, the Company is no longer in the retail, subscriber based voice over IP (VoIP) business.