Form 10-K/A
period 2011-12-31
Quamtel, Inc.
filed 2012-04-26
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference: None

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on April 13, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	SEC Report Reference Number	Exhibit
2.1	2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder (3)
2.2	2.1	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009 (3)
2.3	3.1	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., Data Jack, Inc. and Mobile Internet Devices, LLC (6)
2.4	10.3	Partial Rescission Of Membership Interest Purchase Agreement dated August 4, 2010 (10)
2.5	10.4	Membership Interest Purchase Agreement by and among the members of Syncpointe LLC and Quamtel, dated August 18, 2010 (12)
3.1	3.2	Amended and Restated Articles of Incorporation (7)
3.2	10.17	Bylaws (1)
4.1	10.3	2009 Equity Incentive Plan (4)
4.2	4.1.2	Warrant to Purchase Common Stock issued to W. Gilbert, dated August 12, 2009 (5)
4.3	4.1	Convertible Note issued to Gilder Funding Corp., dated August 20, 2009 (5)
4.4	4.1.1	Subscription Agreement between Quamtel and W. Gilbert, dated August 20, 2009 (5)
4.5	10.2	Form of Warrant to Purchase Common Stock to be used by Data Jack, Inc. and Schooner Enterprises, Inc., effective December 9, 2009 (6)
4.6	4.6	Note issued to Warren Gilbert on December 15, 2009 (14)
4.7	4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010 (14)
4.8	10.15	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010 (14)
4.9	4.9	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010 (14)
4.10	4.1	Amendment to Senior Secured Promissory Note, dated May 21, 2010 (11)
4.11	4.2	Consulting Agreement between Quamtel, Inc. and Thelusma, Windel dated June 7, 2010 (11)
4.12	4.1	Consulting Agreement dated August 23, 2010 between Quamtel and Mirador Consulting Inc. (15)
10.1	10.4	Unwind and Share Exchange Agreement, dated December 10, 2007 (2)
10.2	99.1	Rescission Agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC, dated December 10, 2007 (2)
10.3	10.1	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009 (5)
10.4	10.1	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009 (8)
10.5	10.1	Executive Employment Agreement dated August 18, 2010 by and between QuamTel and Scott M. Jonasz (12)
10.6	10.1	Employment Agreement dated December 13, 2010 between QuamTel and William McLaughlin (16)
10.7	10.1	Agreement for separation of employment between QuamTel and William McLaughlin, dated January 26, 2011 (17)
10.8	10.1	Asset Purchase Agreement dated June 6, 2011 by and among Syncpointe, Inc., Mobilelogik, Inc. and the Registrant (18)
10.9	10.6	Release and Settlement Agreement between the Registrant and Gilder Funding Corp. dated August 11, 2011 (19)
10.10	10.7	Release and Settlement Agreement between the Registrant and Gerald and Seena Sperling dated August 12, 2011 (19)
10.11	10.1	Consulting Agreement by and between the Registrant and StockVest dated as of June 6, 2011 (19)
10.12	10.2	Consulting Agreement by and between the Registrant and Shari Frimer dated as of July 1, 2011 (19)
10.13	10.3	Consulting Agreement by and between the Registrant and Windel Thelusma dated as of July 10, 2011 (19)
10.14	10.4	Consulting Agreement by and between the Registrant and Steven Siegelaub dated as of August 9, 2011 (19)
10.15	10.5	Consulting Agreement by and between the Registrant and SCG Family Trust dated as of August 9, 2011
10.16	10.8	Consulting Agreement by and between the Registrant and Sequoia Asset management Group dated as of August 12, 2011 corrected and restated as of November 11, 2011 (19)
10.17	10.9	Consulting Agreement by and between the Registrant and Barry Ahron dated as of September 12, 2011 (19)
10.18	10.10	Consulting Agreement by and between the Registrant and Steven Litton dated as of September 23, 2011 (19)
10.19	10.11	Settlement Agreement dated November 9, 2011 by and between the Registrant and Mirador Consulting, Inc. (19)
10.20	10.12	Consulting Agreement by and between the Registrant and Anthony Gallo dated as of September 25, 2011 (19)
10.21	10.13	Consulting Agreement by and between the Registrant and MS Starr LLC dated as of August 1, 2011 (19)
10.22	10.14	Consulting Agreement by and between the Registrant and South Florida Business Technology dated as of October 10, 2011 (19)
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates (20)
21	21	Subsidiaries of the Registrant (21)
23.1	23.1
Consent of Jewett, Schwartz, Wolfe & Associates to incorporate financial statements for fiscal year-end December 31, 2009 into Registration Statements on Form S-8 (File Nos. 333-162987 and 333-162988)  (14)

31.1/31/2	*	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1/32/2	*
Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

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

(21)
Filed with the SEC on April 13, 2012, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 000-31757) on Form 10-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAMTEL, INC.

Date: April 17, 2012	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President,
principal executive officer and
principal financial and accounting officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director; Chief Executive Officer, President, and Treasurer	April 17, 2012
Stuart Ehrlich

/s/ Gladys Perez	Director	April 17, 2012
Gladys Perez

	Director	April __, 2012
Marc Moore