Form 10-Q
period 2012-03-31
Quamtel, Inc.
filed 2012-05-18
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

QUAMTEL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	000-31757	90-0781437
(State of Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2012 is 70,209,987.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

Quamtel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$-	$92,999
Accounts receivable, net	3,000	3,000
Inventory	50,272	72,591
Prepaid expenses and deposits	83,841	91,340
Total current assets	137,113	259,930

Restricted cash	150,000	150,000
Property and equipment, net	298,000	319,374
Goodwill and other intangibles	1,045,380	1,057,496

TOTAL ASSETS	$1,630,493	$1,786,800

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$794,035	$751,750
Accrued expenses	156,008	121,470
Unearned revenue	171,039	191,399
Advances from related party	1,140,846	1,083,429
Stock-based payable	432,350	644,350
Current portion of notes payable	723,591	692,417
Total current liabilities	3,417,869	3,484,815

TOTAL LIABILITIES	3,417,869	3,484,815

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
66,689,987 and 54,559,987 shares issued and 66,589,987 and 54,459,987
outstanding at March 31, 2012 and December 31, 2011, respectively	66,690	54,560
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	17,357,942	14,825,525
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(19,112,008)	(16,478,100)
Total shareholders' (deficiency)	(1,787,376)	(1,698,015)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$1,630,493	$1,786,800

The accompanying notes are an integral part of these unauditied condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011

	2012	2011

Revenues	$653,380	$428,010

Cost of sales	495,582	255,765

Gross profit	157,798	172,245

Operating expenses:
Compensation, consulting and related expenses	2,286,170	582,052
General and administrative expenses	520,945	184,114
Depreciation and amortization	39,254	33,004
Total operating expenses	2,846,369	799,169

Loss from operations	(2,688,571)	(626,924)

Other (income) expense:
Interest and financing expense	45,337	52,166
Gain on disposition of assets	(100,000)	-
Total other (income) expense	(54,663)	52,166

Loss before income taxes	(2,633,908)	(679,090)

Income tax expense	-	-

Net loss	$(2,633,908)	$(679,090)

Basic and diluted loss per share:

Net loss per share	$(0.04)	$(0.03)

Weighted average number of shares outstanding	62,961,553	23,945,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ deficiency
Three Months Ended March 31, 2012

						Total
	Common Stock		Additional Paid-	Treasury	Accumulated	Shareholder
	Shares	Amount	in Capital	Stock	(Deficit)	Deficiency

Balances as of December 31, 2011	54,559,987	$54,560	$14,825,525	$(100,000)	$(16,478,100)	$(1,698,015)

Common stock issued for services	3,075,000	3,075	1,532,475	-	-	1,535,550
Common stock issued for accounts payble	377,500	378	71,347	-	-	71,725
Common stock issued for cash and settlement of stock based payable	7,677,500	7,677	760,656	-	-	768,333
Common stock issued for debt settlement	200,000	200	103,749	-	-	103,949
Common stock issued for debt conversion	800,000	800	64,190	-	-	64,990
Common stock held in treasury	-	-	-	-	-	-
Net loss for three months ended March 31, 2012					(2,633,908)	(2,633,908)

Balances as of March 31, 2012	66,689,987	$66,690	$17,357,942	$(100,000)	$(19,112,008)	$(1,787,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows
For Three Months Ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,633,908)	$(679,090)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposition of assets	(100,000)	-
Depreciation and amortization	39,254	33,004
Noncash consulting expense	1,535,550	140,000
Changes in operating assets and liabilities
Accounts receivable	-	35,101
Inventory	22,319	-
Prepaid expenses and deposits	7,499	81,252
Accounts payable	42,760	(64,236)
Accrued expenses	34,538	8,720
Related party advance	128,667	-
Stock payable	178,000	-
Unearned revenue	(20,360)	46,302
Net cash used in operating activities	(765,681)	(398,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,764)	-
Disposition of assets	100,000	-
Net cash provided by investing activities	94,236	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	378,333	185,000
Proceeds from convertible debt issuances	-	283,998
Proceeds from (payments for) promissory note issuances	200,113	-
Advances from (repayments to) related party	-	(11,660)
Net cash provided by financing activities	578,446	457,338

Net (decrease) increase in cash	(92,999)	58,390

Cash and cash equivalents at beginning of period	92,999	78,739
Cash and cash equivalents at end of period	$-	$137,129

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$181	$-

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$390,000	$-
Issuance of common stock for accounts payable, debt settlement
and debt conversions	$240,664	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

The Company was incorporated in 1999 under the laws of Nevada as a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and.

The Company offers secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, the Company offers low cost, no contract, mobile broadband with various data plans. The Company’s DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

The Company’s communication products include an international calling service delivered under the brand WQN, through the Company’s subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.”  The Company also sells a prepaid international calling service, “EasyTalk,” that delivers low cost international calls to consumers and businesses from anywhere in the United States or Canada to over 196 countries globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in Company’s consolidated financial statements for the year ended December 31, 2011 as presented in the Company’s Form 10-K filed with the SEC on April 13, 2012.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.   As of March 31, 2012, the Company has reported an accumulated deficit of $19,112,008 and a working capital deficit of $3,280,756 and has been dependent on issuances of debt and equity instruments to fund its operations.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - PROPERTY AND EQUIPMENT, NET

At March 31, 2012 and December 31, 2011, respectively, property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011

Computers and equipment	$539,469	$533,705
Furniture & Fixtures	16,346	16,346
Total	555,815	550,051
Less accumulated depreciation	(257,815)	(230,677)
Total	$298,000	$319,374

Effective March 13, 2012, the Company sold substantially all of its RocketVoip assets which had no carrying value prior to the sale for $100,000. As a result of this sale, the Company is no longer in the retail, subscriber based voice over IP (VoIP) business.  The Company recorded a $100,000 gain on sale of assets from the sale of RockVoip.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
NOTE E - INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011 respectively, intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Less: impairment charges	-	-
Goodwill, net of impairment charges	669,957	669,957

Acquisition of 800.com domain name	317,500	317,500
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	487,327	487,327
Less accumulated amortization	(111,904)	(99,788)

Other intangibles, net of accumulated amortization	$375,423	$387,539

Goodwill and other intangibles, net	$1,045,380	$1,057,496

Amortization expense for the three months ended March 31, 2012 and 2011 amounted to $12,116 and $11,400, respectively.

The goodwill amounts of $669,957 were recorded with the Data Jack acquisition in December, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $590,268 and $654,155 at March 31, 2012 and December 31, 2011, respectively.

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation consists of the following:

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Expenses under the Restated Consulting Services Agreement for the three months ended March 31, 2012 and year ended December 31, 2011, respectively, were $121,304 and $429,274.

As of March 31, 2012 and December 31, 2011, advances from iTella (a related party) were $1,140,846 and $1,083,429, which include balances outstanding under the Unsecured Note and unpaid consulting fees.

NOTE G - NOTES PAYABLE

At March 31, 2012 and December 31, 2011, notes payable consisted of the following:

	2012	2011

Promissory note payable - shareholders	$675,620	$536,990
Note payable - Abundance Partners LLC	-	102,413
Note payable - Dell Computer	42,821	42,821
Note payable - AFS/IBEX Bank	5,150	10,193

Total short-term notes payable	$723,591	$692,417

Promissory notes payable - shareholders

As of March 31, 2012 and December 31, 2011, the Company had short-term unsecured promissory notes from various shareholders totaling $675,620 and $536,990, respectively. The unsecured advances do not accrue interest.

Note payable - Abundance Partners LLC

On January 23, 2012, the Company settled the outstanding note payable due to Abundance Partners LP by issuing 200,000 shares of its common stock.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Other Notes Obligations

The Dell Financial note is related to a disputed computer purchase in 2007.  The note bears interest at 24.49% per year.

The AFS/IBEX (formally Total Bank) note is associated with an insurance policy, is repayable in equal monthly payments of $1,741 through June 2012, is unsecured, and bears interest at 8.5% per year.

NOTE H– FINANCING AND OTHER TRANSACTIONS

During the first quarter of 2012, the Company issued 12,130,000 shares of common stock valued at $2,544,547 as follows:

●	1,677,500 shares were issued and sold to 4 accredited investors for net proceeds of $378,333;

●	3,000,000 shares valued at $1,500,000 were issued to employees as partial compensation for their employment in 2012;

●	75,000 shares valued at $35,550 were issued to consultants for services rendered;

●	200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●	6,000,000 shares valued at $390,000 were issued to three shareholders to reduce the stock payable liability;

●	377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances; and,

●	800,000 shares valued at $64,990 were issued to 1 debt holder for conversion of short term notes.

NOTE I – COMITTMENTS AND CONTINGENCIES

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

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against us the Company its wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that the Company and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because the Company failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against the Company and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,884.  On January 23, 2012, the Company and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement the Company issued to APL 200,000 shares of its common stock valued at $103,949.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that the Company failed to comply with the terms of, and are in default under, a certain contract with StockVest because the Company failed to issue to StockVest 200,000 restricted shares of its common stock.  StockVest sought a judgment against the Company in the amount of $130,000.  On February 7, 2012, the Company and StockVest settled this matter and it was dismissed with prejudice by the Circuit Court on February 17, 2012. Pursuant to the settlement agreement the Company agreed to issue to StockVest 25,000 shares of its common stock valued at $13,250.

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

NOTE J - SUBSEQUENT EVENTS

On April 2, 2012, the Company issued 120,000 shares of common stock to Marc Moore in return for his service as a member of the Company’s Board of Directors.

On April 20, 2012, the Company issued 200,000 shares of common stock to Jerrold Burden in return for consulting services performed in relation to an investor relation campaign.

            On April 27, 2012, the Company issued 700,000 shares of common stock to two accredited investors in return for cash proceeds of $140,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

When used in this quarterly report, the terms the “Company,” “Quamtel,” “we,” “our,” and “us” refers to Quamtel, Inc. a Nevada corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

Overview

We were incorporated in 1999 under the laws of Nevada as a communications company offering, through our subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services.

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, we offer low cost, no contract, mobile broadband with various data plans. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $400,000 of revenue and a net loss of approximately $127,000 were generated from our Data Jack subsidiary in 2011.

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

Recent Developments

Effective March 13, 2012, we sold substantially all of its RocketVoip assets which had no carrying value prior to the sale for $100,000. As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.  We recorded a $100,000 gain on sale of assets from the sale of RockVoip.

Results of Operations for the Three Months ended March 31, 2012 Compared to the Same Period in 2011

Revenues

Our revenues for the three months ended March 31, 2012 and 2011 were $653,380 and $428,010, respectively. Revenues for the three months ended March 31, 2012 increased over the same period in 2011 by more than 50% due to a $259,000 increase in Data Jack revenues in the current quarter over the same quarter last year. We have been directing more marketing resources into growing the Data Jack business.

Cost of Sales and Gross Profit

Cost of sales totaled $495,582 and $255,765 for the three months ended March 31, 2012 and 2011, respectively. This resulted in gross profit of $157,798 (24%) and $172,245 (40%) for the respective 2012 and 2011 periods. The higher gross margin in 2011 compared to 2012 was caused by an non-recurring credit received from a vendor totaling approximately $58,000 which increased our reported gross profit percentage by approximately 13% for the three months ended March 31, 2011.

Operating Expenses

Operating expenses were $2,846,369 and $799,169 for the three months ended March 31, 2012 and 2011, respectively.

Compensation and consulting expenses were $2,286,170 and $582,052 for the three months ended March 31, 2012 and 2011, respectively. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services.

General and administrative (“G&A”) expenses increased from $184,114 in the 2011 period to $520,945 in 2012.  The increase in G&A expenses in the current quarter was due to increased legal expenses and higher sales and marketing expenses related to Data Jack.

Other Income and Expense

Interest, financing and other expenses decreased from $52,166 for the three months ended March 31, 2011 to $45,337 for the three months ended March 31, 2012. The Company also recorded a $100,000 gain on sale of assets from the sale of RockVoip on March 13, 2012.

Net Loss

An increase in compensation, consulting, marketing and legal expenses offset by increased other income resulted in a net loss of $2,633,908 for the three months ended March 31, 2012, compared to a net loss of $679,090 for the same period in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were a deficit of $0 at March 31, 2012. Our net cash used in operating activities for the three months ended March 31, 2012 was $765,681, due primarily to our cash-based net loss during this period.

Our primary sources of funding for the three months ended March 31, 2012 have been (i) gross proceeds of $378,333 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $100,000 from the sale of our RocketVoip assets, and (iii) short-term non-interest bearing loans of $200,113 from four of our accredited investors.

At March 31, 2012, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $19,112,008 through March 31, 2012, and have been dependent on issuances of debt and equity instruments to fund our operations.  We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy.  However, there can be no certainty that we will be successful in this strategy.  These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2011, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2012.

Capital Needs

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act as of March 31, 2012, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2012. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2011, Abundance Partners LP (“APL”) filed a complaint against us and our wholly owned subsidiary, Syncpointe, Inc., in the United States District Court, Southern District of New York (the “Court”).  APL’s complaint alleged, among other things, that we and Syncpointe failed to comply with the terms of, and were in default under, a certain loan and security agreement with APL, as amended, because we failed to pay APL certain amounts allegedly due under the loan agreement.  APL sought a judgment against us and Syncpointe, jointly and severally, in an amount estimated by APL to be at least $99,883.99.  On January 23, 2012, we and APL settled this matter and it was dismissed with prejudice by the Court on February 14, 2012. Pursuant to the settlement agreement we issued to APL 200,000 shares of our common stock valued at $103,949.

On September 21, 2011, Mary Kratka, doing business as StockVest (“StockVest”), filed a complaint against us in the Circuit Court of the Ninth Judicial Circuit in and for Osceola County, Florida (the “Circuit Court”).  StockVest’s complaint alleged, among other things, that we failed to comply with the terms of, and are in default under, a certain contract with StockVest because we failed to issue to StockVest 200,000 restricted shares of our common stock.  StockVest sought a judgment against us in the amount of $130,000.  On February 7, 2012, we and StockVest settled this matter and it was dismissed with prejudice by the Circuit Court on February 17, 2012. Pursuant to the settlement agreement we agreed to issue to StockVest 25,000 shares of our common stock valued at $13,250.

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

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on April 13, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, the Company issued 12,130,000 shares of common stock valued at $2,544,547 as follows:

●	1,677,500 shares were issued and sold to 4 accredited investors for net proceeds of $378,333;

●	3,000,000 shares valued at $1,500,000 were issued to employees as partial compensation for their employment in 2012;

●	75,000 shares valued at $35,550 were issued to consultants for services rendered;

●	200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●	6,000,000 shares valued at $390,000 were issued to three shareholders to reduce the stock payable liability;

●	377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances; and,

●	800,000 shares valued at $64,990 were issued to 1 debt holder for conversion of short term notes.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION

Effective March 13, 2012, we sold substantially all of its RocketVoip assets which had no carrying value prior to the sale for $100,000. As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.  We recorded a $100,000 gain on sale of assets from the sale of RockVoip.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement by and Between the Registrant and Windel Thelusma dated March 13, 2012*

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
___________________
*	Filed herewith.
**
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

QUAMTEL, INC.

Dated: May 18, 2012	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer