Form 10-Q
period 2012-06-30
Quamtel, Inc.
filed 2012-08-20
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 17, 2012 is 86,103,251.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Quamtel, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$44,356	$92,999
Accounts receivable, net	1,500	3,000
Inventory	60,391	72,591
Prepaid expenses and deposits	73,888	91,340
Total current assets	180,135	259,930

Restricted cash	150,000	150,000
Property and equipment, net	271,480	319,374
Deferred cost, net	971,713	-
Goodwill and other intangibles, net	802,989	1,057,496

TOTAL ASSETS	$2,376,317	$1,786,800

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$840,181	$751,750
Accrued expenses	198,527	121,470
Unearned revenue	170,985	191,399
Advances from related party	561,849	1,083,429
Stock-based payable	286,200	644,350
Current portion of notes payable	601,116	692,417
Current portion of convertible debt, net of discount of $55,289	117,831	-
Total current liabilities	2,776,689	3,484,815

TOTAL LIABILITIES	2,776,689	3,484,815

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
83,438,487 and 54,559,987 shares issued and 83,338,487 and 54,459,987
outstanding at June 30, 2012 and December 31, 2011, respectively	83,438	54,560
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	19,749,090	14,825,525
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(20,132,900)	(16,478,100)
Total shareholders' (deficiency)	(400,372)	(1,698,015)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$2,376,317	$1,786,800

The accompanying notes are an integral part of these unauditied condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statement Of Operations
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months		Six Months
	2012	2011	2012	2011

Revenues	$606,941	$526,434	$1,260,321	$954,444

Cost of sales	517,698	375,582	1,013,280	631,346

Gross profit	89,243	150,853	247,041	323,098

Operating expenses:
Compensation, consulting and related expenses	546,060	1,413,320	2,832,230	1,995,372
General and administrative expenses	277,022	248,964	797,968	433,078
Depreciation and amortization	38,386	33,333	77,640	66,337
Total operating expenses	861,468	1,695,617	3,707,838	2,494,786

Loss from operations	(772,225)	(1,544,764)	(3,460,796)	(2,171,688)

Other (income) expense:
Interest and financing expense	5,878	62,146	51,215	114,312
Amortization of debt discount	242,788	-	242,788	-
Other (income) loss	-	(25,000)	-	(25,000)
Gain on disposition assets	-	(247,796)	(100,000)	(247,796)
Total other (income) expense	248,666	(210,650)	194,003	(158,484)

Loss before income taxes	(1,020,892)	(1,334,114)	(3,654,800)	(2,013,204)

Income tax expense	-	-	-	-

Net loss	$(1,020,892)	$(1,334,114)	$(3,654,800)	$(2,013,204)

Basic and diluted loss per share:

Net loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.08)

Weighted average number of shares outstanding	73,468,448	27,226,968	68,215,001	25,595,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statements of Shareholders' Deficiency
For the Six Months Ended June 30, 2012

						Total
	Common Stock		Additional Paid-	Treasury	Accumulated	Shareholder
	Shares	Amount	in Capital	Stock	(Deficit)	Deficiency

Balances as of December 31, 2011	54,559,987	$54,560	$14,825,525	$(100,000)	$(16,478,100)	$(1,698,015)

Common stock issued for services	3,195,000	3,195	1,580,355	-	-	1,583,550
Common stock issued for accounts payble	377,500	378	71,348	-	-	71,726
Common stock issued for cash and settlement of stock based payable	13,106,000	13,106	1,129,602	-	-	1,142,708
Common stock issued for debt settlement	200,000	200	103,749	-	-	103,949
Common stock issued for debt conversion	4,000,000	4,000	409,490	-	-	413,490
Common stock issued for iTella consulting agreement amendment, as part of deferred cost	8,000,000	8,000	712,000	-	-	720,000
Common stock held in treasury	-	-	-	-	-	-
Recognition of beneficial conversion feature pursuant to modification of debt	-	-	298,077	-	-	298,077
Gain on sale of asset to related party	-	-	618,945	-	-	618,945
Net loss for six months ended June 30, 2012	-	-	-	-	(3,654,800)	(3,654,800)

Balances as of June 30, 2012	83,438,487	$83,438	$19,749,090	$(100,000)	$(20,132,900)	$(400,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,654,800)	$(2,013,204)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on disposition of assets	(100,000)	(247,796)
Depreciation and amortization	77,640	66,337
Noncash consulting expense	1,583,550	1,243,450
Amortization of deferred cost	37,037	-
Amortization of debt discount	242,788	-
Changes in operating assets and liabilities

Accounts receivable	1,500	20,187
Inventory	12,200	(1,855)
Prepaid expenses and deposits	17,452	27,217
Accounts payable	88,905	(29,094)
Accrued expenses	72,057	(10,798)
Related party advance	119,670	-
Stock payable	248,100	-
Unearned revenue	(20,413)	(38,342)
Net cash used in operating activities	(1,274,315)	(983,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,294)	175,000
Disposition of assets	100,000	-
Net cash provided by investing activities	93,706	175,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	532,708	602,850
Proceeds from promissory note issuances	609,451	325,925
Repayment of notes payable	(10,193)	-
Repayments to related party	-	(170,254)
Net cash provided by financing activities	1,131,966	758,521

Net decrease in cash	(48,643)	(50,376)

Cash and cash equivalents at beginning of period	92,999	78,739
Cash and cash equivalents at end of period	$44,356	$28,363

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$254	$62,146

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$610,000	$175,000
Issuance of common stock for accounts payable, debt settlement and debt conversions	$589,165	$-
Beneficial conversion feature credited to additional paid in capital	$298,077	$-
Gain on sale of assets to related party credited to additional paid in capital	$618,945	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE A – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

The Company was incorporated in 1999 under the laws of Nevada as a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the six months ended June 30, 2012 and 2011 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

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

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.   As of June 30, 2012, the Company has reported an accumulated deficit of $20,132,900 and a working capital deficit of $2,596,554 and has been dependent on issuances of debt and equity instruments to fund its operations.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - PROPERTY AND EQUIPMENT, NET

At June 30, 2012 and December 31, 2011, respectively, property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011

Computers and equipment	$539,998	$533,705
Furniture & Fixtures	16,346	16,346
Total	556,344	550,051
Less accumulated depreciation	(284,864)	(230,677)
Total	$271,480	$319,374

Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $54,187 and $43,410, respectively.

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

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE E - INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011 respectively, intangible assets consisted of the follwing:

	June 30,	December 31,
	2012	2011

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Less: impairment charges	-	-
Goodwill, net of impairment charges	669,957	669,957

Acquisition of 800.com domain name	-	317,500
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	487,327
Less accumulated amortization	(36,795)	(99,788)

Other intangibles, net of accumulated amortization	$133,032	$387,539

Goodwill and other intangibles, net	$802,989	$1,057,496

Amortization expense for the six months ended June 30, 2012 and 2011 amounted to $23,452 and $22,926.

Effective June 21, 2012, the Company sold the 800.com domain and all of it’s assets to Steven Ivester (see Item 5). The Company recorded a gain on sale of assets in the amount of $618,945 as a result of this asset sale by crediting to additional paid in capital.

The goodwill amounts of $669,957 were recorded with the Data Jack acquisition in December, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $293,770 and $654,155 at June 30, 2012 and December 31, 2011, respectively.

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
JUNE 30, 2012

1.	Annual cash payments of $250,000, payable monthly;

2.
Nine percent of the Company’s consolidated gross revenue, payable quarterly (except the first two months, in which the rate is one percent of gross revenues), and subject to an annual calendar year cap of $800,000

3.
Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

4.	Reimbursement of reasonable, related business expenses.

Effective April 1, 2012 and subsequently amended on June 7, 2012, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations.

The annual payout of the contract was reduced from $250,000 to $150,000.  Also, the revenue sharing provision of the previous consulting agreement was terminated.  In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reductions of compensation the Company issued 8,000,000 of restricted shares.  The shares were recorded on the Company’s balance sheet at June 30, 2012 at a value of $720,000.  The $1,000,000 combined total of the $280,000 payable and the stock $720,000 stock issuance were recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the six months ended June 30, 2012, the Company amortized $37,037 of deferred cost related to this agreement on the income statement under consulting expense.  The Company also booked an additional deferred cost of $8,750 as a result of a new promissory note that the Company entered into on June 22, 2012.

The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation consists of the following:

1.	Annual cash payments of $150,000, payable monthly;

2.
Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

3.	Reimbursement of reasonable, related business expenses.

Expenses under the Restated Consulting Services Agreement for the six months ended June 30, 2012 and year ended December 31, 2011, respectively, were $158,804 and $429,274.

As of June 30, 2012 and December 31, 2011, advances from iTella (a related party) were $561,849 and $1,083,429, which include balances outstanding under the Unsecured Note and unpaid consulting fees.

Effective June 21, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., for $850,000.  The Company did not receive any cash in the transaction. As consideration for the sale of the 800.com, the Company reduced a liability payable to Steven Ivester by $850,000 and the gain on the sale of the domain was credited to additional paid in capital.

Effective June 15, 2012, the Company named Leo Hinkley to its Board of Directors.  In return for his service as a member of the Company’s Board of Directors, Mr. Hinkley will receive base salary of $10,000 annually.  Mr. Hinkley’s salary can increase to $25,000 annually based on certain incentives.  Mr. Hinkley was also awarded 180,000 of the Company’s restricted stock which will be vested and issued over a twelve month period.

On June 26, 2012, the Company sold 2,900,000 shares of its common stock to Nathan Ehrlich for $58,000 in cash proceeds.  Nathan Ehrlich is the father of the Company’s president, Stuart Ehrlich.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE G - NOTES PAYABLE

At June 30, 2012 and December 31, 2011, notes payable consisted of the following:

	June 30, 2012	December 31, 2011

Promissory note payable - shareholders	$558,295	$536,990
Note payable - Abundance Partners LLC	-	102,413
Note payable - Dell Computer	42,821	42,821
Note payable - AFS/IBEX Bank	-	10,193

Total short-term notes payable	$601,116	$692,417

Promissory notes payable - shareholders

As of June 30, 2012 and December 31, 2011, the Company had short-term unsecured promissory notes from various shareholders totaling $558,295 and $536,990, respectively. The unsecured advances do not accrue interest.

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

Convertible note payable – St George Investments LLC

On March, 2012, the Company entered into a convertible promissory note with St George Investments for a principal balance of $465,000.  The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company.  On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company.   The St George Investment note conversion notice contains a Beneficial Conversion Feature (BCF).  A beneficial conversion feature (BCF) arises when the conversion price of a convertible instrument is less than the fair value of the instrument or instruments into which the convertible instrument is convertible. Accounting guidance applicable to a BFC is found in two issues of the Emerging Issues Task Force (EITF).  The first issue, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, became effective in May 1999. In November 2000, the EITF issued EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  The primary purpose of EITF 00-27 is to provide application guidance for EITF 98-5 in the face of issues encountered in practice relating to valuation, timing and classification.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

In accordance with the accounting guidance found in EITF 98-5 and 00-27, the Company recorded a BCF of $298,077 in the financial statements for the period ending June 30, 2012.  The company recorded this amount as a credit to additional paid in capital with offsetting amounts of $187,500 to other expense and $110,577 to debt discount, a contra liability account.  The interest expense above is BFC interest due at the conversion of the note payable on April 1, 2012 and the debt discount amount represents the BFC interest allocation until the maturity of the note on September 1, 2012.  The Company also amortized $55,288 of the debt discount for the three months ending June 30, 2012 to other expense.  The table below summarized the balance of the convertible note and unamortized discount at June 30, 2012:

June 30, 2012

Remaining balance of note payable to St. George Investments	$173,120
Unamortized portion of debt discount	(55,289)

Currrent portion of Convertible debt net of discount	$117,831

NOTE H– FINANCING AND OTHER TRANSACTIONS

During the first six months of 2012, the Company issued 28,878,500 shares of common stock valued at $4,035,422 as follows:

●	6,206,000 shares were issued and sold to 5 accredited investors for net proceeds of $532,708;

●	3,120,000 shares valued at $1,548,000 were issued to employees as partial compensation for their employment in 2012;

●	75,000 shares valued at $35,550 were issued to consultants for services rendered;

●	200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●	6,900,000 shares valued at $610,000 were issued to six shareholders to reduce the stock payable liability;

●	377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances;

●	8,000,000 shares valued at $720,000 were issued to a related party for prepaid consulting expenses; and,

●	4,000,000 shares valued at $413,490 were issued to 2 debt holder for conversion of short term notes.

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

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares.  The Company believes the claims to be without merit and will aggressively defend same.  The Company filed a response and counterclaim on or about August 3, 2012 denying the charges against it and counterclaiming defamation and breach of fiduciary duty by Mr. Picow. Additionally, the Company has demanded a jury trial on the substance of the matters.

NOTE J - SUBSEQUENT EVENTS

On July 24, 2012, the Company issued 1,214,764 shares of common stock to an accredited investor in return for cash proceeds of $24,292.

On July 26, 2012, the Company issued 1,200,000 shares of common stock to an accredited investor in return for cash proceeds of $24,700.

On August 15, 2012, the Company issued 250,000 shares of common stock to Evergreen Marketing, Inc. in return for consulting services performed for advertising and marketing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, the ("SEC") on April 13, 2012.

When used in this quarterly report, the terms the “Company,” “Quamtel,” “we,” “our,” and “us” refers to Quamtel, Inc. a Nevada corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 13, 2012.

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

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, we offer low cost, no contract, mobile broadband with various data plans. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $400,000 of revenue and a net loss of approximately $127,000 were generated from our Data Jack, Inc. subsidiary in 2011. Approximately $658,788 of revenue and a net loss of approximately $196,227 were generated from DataJack in the first six months of 2012.

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

Effective June 21, 2012, the Company sold the 800.com domain and all of it’s assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., for $850,000.  The Company did not receive any cash in the transaction. As consideration for the sale of the 800.com, the Company reduced a liability payable to Steven Ivester by $850,000.

Results of Operations for the Three Months ended June 30, 2012 Compared to the Same Period in 2011

Revenues

Our revenues for the three months ended June 30, 2012 and 2011 were $606,941 and $526,434, respectively. Revenues for the three months ended June 30, 2012 increased over the same period in 2011 by 15% due to a $242,083 increase in DataJack revenues, offset by a $161,576 decrease in calling card PIN revenue in the current quarter over the same quarter last year. We have been directing more marketing resources into growing the DataJack business.  The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize the calling card PIN revenues

Cost of Sales and Gross Profit

Cost of sales totaled $517,698 and $375,582 for the three months ended June 30, 2012 and 2011, respectively. This resulted in gross profit of $89,243 (15%) and $150,853 (29%) for the respective 2012 and 2011 periods. The lower gross margin in 2012 compared to 2011 was caused by increased competition and overall shrinking industry margins.

Operating Expenses

Operating expenses were $861,468 and $1,695,617 for the three months ended June 30, 2012 and 2011, respectively.

Compensation and consulting expenses decreased to $546,060 for the three months ended June 30, 2012 compared to $1,413,320 for the same period in 2011. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services.  In 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

General and administrative (“G&A”) expenses were $277,022 and $248,964 for the three months ended June 30, 2012 and 2011, respectively.

Other Income and Expense

Other income, interest and financing expenses increased from $37,146 for the three months ended June 30, 2011 compared to $248,666 for the three months ended June 30, 2012 as a result of additional debt taken on by the Company during the three months ending June 30, 2012.  The Company did not record a gain on sale of assets for the three months ended June 30, 2012 compared to $247,796 gain on sale of assets for the same period in 2011.  Total other expense was $248,666 for the three months ended June 30, 2012 and total other income was $210,650 for the three months ended June 30, 2011.

Net Loss

A decrease in compensation and consulting expenses resulted in a net loss of $1,020,892 for the three months ended June 30, 2012, compared to a net loss of $1,334,114 for the same period in 2011.

Results of Operations for the Six Months ended June 30, 2012 Compared to the Same Period in 2011

Revenues

Our revenues for the six months ended June 30, 2012 and 2011 were $1,260,321 and $954,444, respectively. Revenues have been decreasing primarily because the retail rates to India, one of the Company’s primary markets, have been rapidly declining due to increased competition.  This trend is expected to continue, in turn putting further downward pressure on revenues and margins. DataJack revenues for the six months ended June 30, 2012 and 2011 were $658,788 and $157,721, respectively. The Company is focused on growing the DataJack business while making efforts to stabilize the calling card PIN business.

Cost of Sales and Gross Profit

Cost of sales was $1,013,280 and $631,346 for the six months ended June 30, 2012 and 2011, respectively. This resulted in gross profit of $247,041 (20%) and $323,098 (34%) for the respective 2012 and 2011 periods. The higher gross margin percentage in 2011 was due in part to a large vendor credit received in the three months ended March 31, 2011. After adjusting for the vendor credits, gross margins were 28% for the six months ended June 30, 2011.

Operating Expenses

Operating expenses were $3,707,838, and $2,494,786 for the six months ended June 30, 2012 and 2011, respectively. Compensation and consulting expenses were $2,832,230 and $1,995,372 during these periods. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. General and administrative (“G&A”) expenses increased from $433,078 in the 2011 period to $797,968 in 2012.  The increase in G&A expenses in the current quarter were due to increased legal expenses and higher sales and marketing expenses related to Data Jack.

Other Income and Expense

Other income, interest and financing expenses increased from $89,312 for the six months ended June 30, 2011 to $294,003 for the six months ended June 30, 2012 as a result of additional debt taken on by the Company during the six months ending June 30, 2012.  The Company recorded a $100,000 gain on sale of assets for the six months ended June 30, 2012, compared to $247,796 gain on sale of assets for the same period in 2011.  Total other expense was $194,003 for the six months ended June 30, 2012 and total other income was $158,484 for the six months ended June 30, 2011.

Net Loss

An increase in compensation and consulting expenses and an increase in other income resulted in a net loss of $3,654,800 for the six months ended June 30, 2012, compared to a net loss of $2,013,204 for the same period in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $44,356 at June 30, 2012. Our net cash used in operating activities for the six months ended June 30, 2012 was $1,274,314, due primarily to our cash-based net loss during this period.

Our primary sources of funding for the six months ended June 30, 2012 have been (i) gross proceeds of $532,708 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $100,000 from the sale of our RocketVoip assets in March 2012, and (iii) short-term non-interest bearing loans of $609,451 from six of our accredited investors.

At June 30, 2012, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $20,132,900 through June 30, 2012, and have been dependent on issuances of debt and equity instruments to fund our operations.  We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy.  However, there can be no certainty that we will be successful in this strategy.  These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2011, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2012, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2012. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as of June 11, 2012, Leo Hinkley joined our Board of Directors as an indpendent director. We expect that the appointment of Mr. Hinkley will enhance our countrols and procedures capabilities.

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

We are a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares.  We believe the claims to be without merit and will aggressively defend same.  We filed a response and counterclaim on or about August 3, 2012 denying the charges against us and counterclaiming defamation against us and breach of Mr. Picow's fiduciary duties to us. Additinally, we have demanded a jury trial on the substance of the matters.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on April 13, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2012, the Company issued 28,878,500 shares of common stock valued at $4,035,422 as follows:

●	6,206,000 shares were issued and sold to 5 accredited investors for net proceeds of $532,708;

●	3,120,000 shares valued at $1,548,000 were issued to employees as partial compensation for their employment in 2012;

●	75,000 shares valued at $35,550 were issued to consultants for services rendered;

●	200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●	6,900,000 shares valued at $610,000 were issued to six shareholders to reduce the stock payable liability;

●	377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances;

●	8,000,000 shares valued at $720,000 were issued to a related party to for prepaid consulting expenses; and,

●	4,000,000 shares valued at $413,490 were issued to 2 debt holder for conversion of short term notes.

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

Effective June 15, 2012, the Company named Leo Hinkley to its Board of Directors.  In return for his service as a member of the Company’s Board of Directors, Mr. Hinkley will receive base salary of $10,000 annually.  Mr. Hinkley’s salary can increase to $25,000 annually based on certain incentives.  Mr. Hinkley was also awarded 180,000 of the Company’s restricted stock which will be vested and issued over a twelve month period.

Effective June 21, 2012, the Company sold the 800.com domain and all of it’s assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., for $850,000.  The Company did not receive any cash in the transaction. As consideration for the sale of the 800.com, the Company reduced a liability payable to Steven Ivester by $850,000.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
___________________
*	Filed herewith.

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

QUAMTEL, INC.

Dated: August 20, 2012	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer, Principal Financial Officer