Form 10-Q
period 2012-09-30
Quamtel, Inc.
filed 2012-11-21
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

or

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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 2012 is 109,780,656.

EXPLANATORY NOTE

Quamtel, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) on the date hereof in reliance on Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”) promulgated by the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (Securities Exchange Act of 1934 – Release No. 68224).

The Company was not able to meet the SEC mandated filing deadline for the Report due to Hurricane Sandy.  The Company’s certified public accounting firm hired to review the Report and the financial statements contained herein, RBSM LLP (“RBSM”), is located in New York, New York.  RBSM’s offices were closed during Hurricane Sandy and for approximately one week thereafter due to lack of power, heat and telephone service.  Because of Hurricane Sandy, RBSM was not able to provide its accounting review service in a timely fashion.  Because of this delay, the Company was not able to file the Report until today.

QUAMTEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL INFORMATION

Quamtel, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$-	$92,999
Accounts receivable, net	5,516	3,000
Inventory	12,727	72,591
Prepaid expenses and deposits	97,203	91,340
Total current assets	115,446	259,930

Restricted cash	150,000	150,000
Property and equipment, net	245,019	319,374
Deferred cost, net	856,227	-
Goodwill and other intangibles, net	798,720	1,057,496

TOTAL ASSETS	$2,165,412	$1,786,800

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$894,745	$751,750
Accrued expenses	200,101	121,470
Unearned revenue	150,577	191,399
Advances from related party	322,770	1,083,429
Stock-based payable	265,003	644,350
Current portion of notes payable	606,306	692,417
Current portion of convertible debt, net of discount of $49,226	310,295	-
Derivative liability	186,764	-
Total current liabilities	2,936,561	3,484,815

TOTAL LIABILITIES	2,936,561	3,484,815

Shareholders' (deficiency):
Common stock - $0.001 par value; 200,000,000 shares authorized;
104,927,105 and 54,559,987 shares issued and 104,827,105 and 54,459,987
outstanding at September 30, 2012 and December 31, 2011, respectively	104,927	54,560
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	20,256,973	14,825,525
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(21,033,049)	(16,478,100)
Total shareholders' (deficiency)	(771,149)	(1,698,015)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$2,165,412	$1,786,800

The accompanying notes are an integral part of these unauditied condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statement Of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months		Nine Months
	2012	2011	2012	2011

Revenues	$629,481	$502,576	$1,889,802	$1,457,020

Cost of sales	481,995	361,896	1,495,275	993,242

Gross profit	147,486	140,680	394,527	463,778

Operating expenses:
Compensation, consulting and related expenses	512,821	2,592,870	3,345,051	4,588,242
General and administrative expenses	173,314	130,917	971,282	563,994
Depreciation and amortization	30,730	33,662	108,370	99,999
Total operating expenses	716,865	2,757,449	4,424,703	5,252,235

Loss from operations	(569,379)	(2,616,769)	(4,030,176)	(4,788,457)

Other (income) expense:
Interest and financing expense	11,750	38,666	62,965	152,978
Amortization of debt discount	311,190	-	553,978	-
Penalty on convertible note	174,014	-	174,014	-
Other (income) loss	(52,821)	-	(52,821)	(25,000)
Gain from change in derivative liability	(113,363)	-	(113,363)	-
Gain on disposition assets	-	-	(100,000)	(247,796)
Total other (income) expense	330,770	38,666	524,773	(119,818)

Loss before income taxes	(900,149)	(2,655,435)	(4,554,949)	(4,668,639)

Income tax expense	-	-	-	-

Net loss	$(900,149)	$(2,655,435)	$(4,554,949)	$(4,668,639)

Basic and diluted loss per share:

Net loss per share	$(0.01)	$(0.07)	$(0.06)	$(0.16)

Weighted average number of shares outstanding	91,199,410	37,688,117	75,932,394	29,668,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statements of Shareholders' Deficiency
For the Nine Months Ended September 30, 2012

	Common Stock		Additional Paid-	Treasury	Accumulated	Total Shareholder
	Shares	Amount	in Capital	Stock	(Deficit)	Deficiency

Balances as of December 31, 2011	54,559,987	$54,560	$14,825,525	$(100,000)	$(16,478,100)	$(1,698,015)

Common stock issued for services	3,835,000	3,835	1,663,515	-	-	1,667,350
Common stock issued for accounts payble	8,852,500	8,853	183,872	-	-	192,725
Common stock issued for cash and settlement of stock based payable	19,961,340	19,961	1,313,026	-	-	1,332,987
Common stock issued for debt settlement	200,000	200	103,749	-	-	103,949
Common stock issued for debt conversion	9,518,278	9,518	538,264	-	-	547,782
Common stock issued for iTella consulting agreement amendment, as part of deferred cost	8,000,000	8,000	712,000	-	-	720,000
Recognition of beneficial conversion feature pursuant to modification of debt	-	-	298,077	-	-	298,077
Gain on sale of asset to related party	-	-	618,945	-	-	618,945
Net loss for nine months ended Sept. 30, 2012	-	-	-	-	(4,554,949)	(4,554,949)

Balances as of September 30, 2012	104,927,105	$104,927	$20,256,973	$(100,000)	$(21,033,049)	$(771,149)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quamtel, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,554,949)	$(4,668,639)
Adjustments to reconcile net loss to net cash
used in operating activities:

Gain on write-off old debt	(52,821)	-
Gain on disposition of assets	(100,000)	(247,796)
Gain from Change in derivative liability	(113,363)	-
Depreciation and amortization	108,370	99,999
Noncash interest expense	62,711	-
Penalty on the convertible debt	174,014	-
Noncash consulting expense	1,747,350	3,524,250
Amortization of deferred cost	152,523	-
Amortization of debt discount	553,978	-
Changes in operating assets and liabilities

Accounts receivable	(2,516)	22,417
Inventory	59,864	(18,000)
Prepaid expenses and deposits	(5,863)	15,405
Accounts payable	153,470	3,445
Accrued expenses	73,631	(44,881)
Related party advance	1,591	-
Stock payable	213,282	-
Unearned revenue	(40,822)	(131,675)
Net cash used in operating activities	(1,569,550)	(1,445,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,294)	175,000
Disposition of assets	100,000	-
Net cash provided by investing activities	93,706	175,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	656,608	700,850
Proceeds from promissory note issuances	736,430	549,089
Repayment of notes payable	(10,193)	-
Repayments to related party	-	(58,203)
Net cash provided by financing activities	1,382,845	1,191,736

Net decrease in cash and cash equivalents	(92,999)	(78,739)

Cash and cash equivalents at beginning of period	92,999	78,739
Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$254	$38,666

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$680,079	$175,000
Issuance of common stock for accounts payable, debt settlement
and debt conversions	$844,456	$1,858,759
Beneficial conversion feature credited to additional paid in capital	$298,077	$-
Gain on sale of assets to related party credited to additional paid in capital	$618,945	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the nine months ended September 30, 2012 and 2011 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

NOTE   B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported historical losses from operations.  As of September 30, 2012, the Company has reported an accumulated deficit of $21,033,049 and a working capital deficit of $2,821,115 and has been dependent on issuances of debt and equity instruments to fund its operations.

The Company intends to generate future profitability and seek new sources or methods of revenue to pursue its business strategy.  If the Company financial    resources from operations are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE D - PROPERTY AND EQUIPMENT, NET

At September 30, 2012 and December 31, 2011, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011

Computers and equipment	$539,999	$533,705
Furniture & Fixtures	16,346	16,346
Total	556,345	550,051
Less accumulated depreciation	(311,326)	(230,677)
Total	$245,019	$319,374

Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $80,649 and $65,419, respectively.

Depreciation expense for the three months ended September 30, 2012 and 2011 amounted to $26,461 and $22,009, respectively.

All depreciation expense is recorded as operating expenses.

Effective March 13, 2012, the Company sold substantially all of its RocketVoip assets which had no carrying value prior to the sale for $100,000. As a result of this sale, the Company is no longer in the retail, subscriber based voice over IP (VoIP) business. The Company recorded a $100,000 gain on sale of assets from the sale of RockVoip.

NOTE E - INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, respectively, intangible assets consisted of the following:

	September 30,	December 31,
	2012	2011

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Less: impairment charges	-	-
Goodwill, net of impairment charges	669,957	669,957

Acquisition of 800.com domain name	-	317,500
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	487,327
Less accumulated amortization	(41,064)	(99,788)

Other intangibles, net of accumulated amortization	$128,763	$387,539

Goodwill and other intangibles, net	$798,720	$1,057,496

Amortization expense for the nine months ended September 30, 2012 and 2011 amounted to $27,721 and $34,579, respectively.

Amortization expense for the three months ended September 30, 2012 and 2011 amounted to $4,269 and $11,653, respectively.

All amortization expense is recorded as operating expenses.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Effective June, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester. The Company recorded a gain on sale of assets in the amount of $618,945 as a result of this asset sale by crediting to additional paid in capital.

The goodwill amounts of $669,957 were recorded with the Data Jack acquisition in December, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured.  Advances under the Unsecured Note amounted to $138,192 and $654,155 at September 30, 2012 and December 31, 2011, respectively.

Effective August 1, 2009 and subsequently amended, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations. The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc.will be provided an office and administrative support in Weston, Florida. iTella, Inc.’s compensation consists of the following:

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

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The annual payout of the contract was reduced from $250,000 to $150,000.  Also, the revenue sharing provision of the previous consulting agreement was terminated.  In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares.  The shares were recorded on the Company’s balance sheet at September 30, 2012 at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance were recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the nine months ended September 30, 2012, the Company amortized $148,148 of deferred cost related to this agreement on the income statement under consulting expense.

The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc.  will be provided an office and administrative support in Weston, Florida. iTella, In’cs. compensation consists of the following:

1.	Annual cash payments of $150,000, payable monthly;

2.
Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

3.	Reimbursement of reasonable, related business expenses.

Expenses under the Restated Consulting Services Agreement for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively, were $189,578 and $429,274.

As of September 30, 2012 and December 31, 2011, advances from iTella (a related party) were $322,770 and $1,083,429, which include balances outstanding under the Unsecured Note and unpaid consulting fees.

Effective June 21, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., for $850,000. The Company did not receive any cash in the transaction. As consideration for the sale of the 800.com, the Company reduced a liability payable to Steven Ivester by $850,000 and the gain on the sale of the domain of $618,945was credited to additional paid in capital.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE G - NOTES PAYABLE

	September 30, 2012	December 31, 2011

Promissory note payable - shareholders	$547,803	$536,990
Note payable - Abundance Partners LLC	-	102,413
Note payable - Dell Computer	-	42,821
Note payable - Vanderbur	40,000	-
Note payable - AFS/IBEX Bank	18,503	10,193

Total short-term notes payable	$606,306	$692,417

Promissory notes payable - shareholders

As of September 30, 2012 and December 31, 2011, the Company had short-term unsecured   promissory notes from various shareholders totaling $547,803 and $536,990, respectively. The unsecured advances do not accrue interest.

Note payable - Abundance Partners LLC

On January 23, 2012, the Company settled the outstanding note payable due to Abundance Partners LP by issuing 200,000 shares of its common stock.

Note payable – Gene and Lois Vanderbur

On June 22, 2012, the Company entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note is due and payable on or before December 22, 2012.  The Company was required to pay a $5,000 participation fee to execute the note and the Company issued the bearer 62,500 shares of  Quamtel common stock as additional cost of entering the note.  The terms of the note will allow the Company to add additional $25,000 tranches of debt up to a maximum of $100,000.  The total loan cost of $8,750 was capitalized to deferred cost. As of September 30, 2012 $4,375 was amortized to non-interest expenses.

On September 7, 2012, the Company entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note is due and payable on or before October 20, 2012.  The Company has committed to pay a $5,000 participation fee to execute the note and the Company issued the bearer 20,000 shares of  Quamtel common stock as additional cost of entering the note.

At September 30, 2012, the Company owed a combined total of $40,000 for the two Vanderbur notes.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Note payable – Family Trust Under The Gerald Sperling Grantor Retained Annuity Trust and Warren Gilbert

On September 28, 2012, the Company entered into a $700,000 secured note payable with the Family Trust Under The Gerald Sperling Grantor Retained Annuity Trust and Warren Gilbert (Payees). The principal of the note carries a 12% interest rate per annum until paid.

The Company had received $25,000 in September 2012 and the parties to the Note Payable are still working on the detail terms and conditions as of September 30, 2012 and subsequent to the filing date of this report. The $25,000 received in September 2012 has been included within the above table under “Promissory note payable – shareholders”.  In addition, the Company received $417,000 subsequent to September 30, 2012.

Other Notes Obligations

The Dell Financial note is related to a disputed computer purchase in 2007.  The note bears interest at 24.49% per year.  On September 30, 2012, the Company wrote-off the $42,821 note payable balance to “Other Income”.

The AFS/IBEX (formally Total Bank) note is associated with an insurance policy, is repayable in equal monthly payments of $2,234 through September 2013, is unsecured, and bears interest at 8.5% per year. The outstanding principal and interest of  the AFS/IBEX note at September 30, 2012 is $18,503.

Convertible notes payable – St George Investments

On March 30, 2012, the Company entered into a convertible promissory note with St George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company. The St George Investments note conversion notice contains a Beneficial Conversion Feature (BCF).

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

In accordance with the accounting guidance found in EITF 98-5 and 00-27, the Company recorded a BCF of $298,077 in the financial statements for the period ended June 30, 2012. The Company recorded this amount as a credit to additional paid in capital with offsetting amounts of $187,500 to other expense and $110,577 to debt discount, a contra liability account, which has been written off during the period ended September 30, 2012. The interest expense above is BFC interest due at the conversion of the note payable on April 1, 2012 and the debt discount amount represents the BFC interest allocation until the maturity of the note on September 1, 2012 prior to the variable conversion features become effective on September 2, 2012. The Company also charged $135,127 of the unamortized debt discount at the maturity date, September 30, 2012 and charged to other expense in relation to the St George note for the nine months ended September 30, 2012.

The St George Note bears interest at the rate of 8% per annum, compound daily. All interest and principal must be repaid on September 30, 2012. The St George Note is convertible into common stock, at St George Investments’ option, at a fixed conversion price of $0.375 per share from March 30, 2012 until September 1, 2012, and commencing September 2, 2012 the conversion price will be at a 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. Upon the occurrence of an event of default, (i) the outstanding balance shall increase to 112.5% of the outstanding balance immediately prior to the occurrence of such event of default; provided, however, that such increase may not be applied more than twice, and (ii) this St George Note shall accrue interest until the outstanding balance is repaid in full at the rate of 1% per month (or 12% per annum), compounding daily, whether before or after judgment.

The St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company by providing one or more written notices thereof to the Company but not exceed 953,846 shares.  The St George Investments converted total of $400,987 of accrued interest, penalty and principal amount during the nine months ended September 30, 2012 and returned $58,486 or 953,846 shares of conversion made in September 2012.

The Company has identified the embedded derivatives related to the above described Convertible Note Payable. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date (see Note H).

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Convertible notes payable – JMJ Financial

On August 22, 2012, the Company entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for a principal balance of $220,000. The principal sum of the note consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID.  The note has a provision which allows the Company to draw down the available principal over time.   At September 30, 2012 the Company had drawn down $55,000.

The JMJ Note is interest free if repaid in full on or before 90 days from the Effective Date (date delivery of the first payment to the Company) and a one-time interest charge of 10% shall be applied to the principal sum if the Company does not repay the JMJ Note on or before 90 days from the Effective Date.  The maturity date is one year from the Effective Date of each payment received by the Company and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable.  The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion.  In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued  but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount.

The Company has identified the embedded derivatives related to the above described Convertible Note Payable. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described two Convertible Note Payable and to fair value as of each subsequent reporting date (see Note H).

The table below summarizes the convertible notes payable, less the debt discount, at September 30, 2012:

	September 30, 2012	December 31, 2011

Note payable - JMJ Financial	$55,000	$-
Note payable - St. George Investment	304,521	-
Total	$359,521	$-
Less: Discount on loans	(49,226)	-

Total convertible notes payable	$310,295	$-

NOTE H – DERRIVATIVE LIABILITIES

The Company entered into two Convertible Promissory Notes in March 2012, the St George Note and August 2012, the JML Note that mature from September 30, 2012 to August 22, 2013, respectively.  These convertible notes bear various interest rates and can be convertible into the Company’s common shares, at the holders’ option, at the conversion rates of 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note and at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JML Note.

The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these convertible notes and to fair value as of each subsequent reporting date.

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

At the inception of these convertible notes, the Company determined the aggregate fair value of $300,127 of embedded derivatives.  The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151% to 189%, (3) weighted average risk-free interest rate of 0.14 % to 0.19%, (4) expected life of 0.08 to 0.99 year, and (5) estimated fair value of the Company’s common stock of $0.065 to $0.125 per share.

The determined fair value of these debt derivatives of $300,127 at inception dates were charged as a debt discount up to the net proceeds of the convertible note with the remainder $115,000 charged to the operations during 2012 as non-cash interest expense.

At September 30, 2012, the Company marked to market the fair values of these debt derivatives and determined a fair value of $186,764. The Company recorded a gain from change in fair value of debt derivatives of $113,363. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158% to 193%, (3) weighted average risk-free interest rate of 0.14% to 0.17%, (4) expected life of 0.00 to 0.89 year, and (5) estimated fair value of the Company’s common stock of $0.015 to $0.0349 per share.

NOTE I – FINANCING AND OTHER TRANSACTIONS

During the first nine months of 2012, the Company issued 50,367,118 shares of common stock valued at $4,564,793 as follows:

●         11,811,340 shares were issued and sold to 14 accredited investors for net proceeds of $652,908;

●         3,510,000 shares valued at $1,614,300 were issued to employees as partial compensation for their employment in 2012;

●         325,000 shares valued at $53,050 were issued to consultants for services rendered;

●         200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●         8,150,000 shares valued at $680,079 were issued to eight shareholders to reduce the stock payable liability;

●         377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances;

●         8,475,000 shares valued at $121,000 were issued to a related party for prepaid consulting expenses;

●         8,000,000 shares valued at $720,000 were issued to a related party for restructuring an consulting agreement; and,

●         9,518,278 shares valued at $547,782 were issued to 4 debt holder for conversion of short term notes.

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

QUAMTEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The Company filed a response and counterclaim on or about August 3, 2012 denying the charges against it and counterclaiming defamation and breach of fiduciary duty by Mr. Picow. Additionally, the Company has demanded a jury trial on the substance of the matters. The case is now in the deposition phase.

We are a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter.  We will aggressively defend the Company against these claims.

NOTE K - SUBSEQUENT EVENTS

On October 4, 2012 the Company issued 100,000 shares of common stock  to Delaney Equity Group as payment for consulting services.

On October 5, 2012 the Company issued 363,636 shares of common stock  to  two accredited investors in return for cash proceeds of $91,500.

On October 5, 2012 the Company issued 62,500 shares of common stock to an accredited investor as payment for loan cost associated with a note which originated on June 22, 2012.

On October 15, 2012 the Company issued 10,000 shares of common stock  to William B. Lapides as payment for consulting services.

On October 25, 2012 the Company issued 496,486 shares of common stock  to convert debt from one debt holder .

On October 26, 2012 the Company issued 1,560,000 shares of common stock to an accredited investor in return for cash proceeds of $31,500.

On November 9, 2012 the Company issued 1,350,000 shares of common stock to an accredited investor in return for cash proceeds of $35,000.

On November 15, 2012 the Company issued 910,929 shares of common stock to convert debt from one debt holder .

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

When used in this quarterly report, the terms the “Company,” “Quamtel,” “we,” “our,” and “us” refers to Quamtel, Inc. a Nevada corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form  10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 13, 2012.

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

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, we offer low cost, no contract, mobile broadband with various data plans. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $400,000 of revenue and a net loss of approximately $127,000 was generated from our Data Jack, Inc. subsidiary in 2011. Approximately $987,171 of revenue and a net loss of approximately $325,482 were generated from DataJack in the first nine months of 2012.

Our communication products include an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.” Our prepaid international calling service, “EasyTalk,” focuses on convenient features and the delivery of low cost international calls to consumers and businesses.  WQN global network offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN- less dialing and online access to account balance, call history and purchase history. EasyTalk can be accessed using your mobile, home or business phone from anywhere in the United States or Canada and can be used to place calls to over 196 countries globally.

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

Results of Operations for the Three Months ended September 30, 2012 Compared to the Same Period in 2011

Revenues

Our revenues for the three months ended September 30, 2012 and 2011 were $629,481 and $502,576, respectively. Revenues for the three months ended September 30, 2012 increased over the same period in 2011 by 25% due to a $234,191 increase in DataJack revenues, offset by a $107,286 decrease in calling card PIN revenue in the current quarter over the same quarter last year. We have been directing more marketing resources into growing the DataJack business.  The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

Cost of sales totaled $481,995 and $361,896 for the three months ended September 30, 2012 and 2011, respectively. This resulted in gross profit of $147,486 (23%) and $140,680 (28%) for the respective 2012 and 2011 periods. The lower gross margin in 2012 compared to 2011 was caused by increased competition and overall shrinking industry margins.

Operating Expenses

Operating expenses were $716,865 and $2,757,449 for the three months ended September 30, 2012 and 2011, respectively.

Compensation and consulting expenses decreased to $512,821 for the three months ended September 30, 2012 compared to $2,592,870 for the same period in 2011. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. In 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

General and administrative (“G&A”) expenses were $173,314 and $130,917 for the three months ended September 30, 2012 and 2011, respectively.

Other Income and Expense

Other income and expenses increased to a net expense of $330,770 for the three months ended September 30, 2012 compared to $38,666 for the three months ended September 30, 2011. The $292,104 increase is directly attributable to expenses associated with additional convertible debt taken on by the Company during the three months ending September 30, 2012.  Interest expenses decreased $11,750 for the three months ended September 30, 2012 compared to $38,666 for the three months ended September 30, 2011. In the three months ended September, 30, 2012, the Company amortized $311,190 of debt discount and recorded a $174,014 penalty related to the conversion of debt.  These expenses were offset by Vendor and Note Payable write-offs of $52,821 to Other Income and a  $113,363 gain in the change of a derivative liability.

Net Loss

A decrease in compensation and consulting expenses, off-set by increased financing expenses resulted in a net loss of $900,149 for the three months ended September 30, 2012, compared to a net loss of $2,655,435 for the same period in 2011.

Results of Operations for the Nine Months ended September 30, 2012 Compared to the Same Period in 2011

Revenues

Our revenues for the nine months ended September 30, 2012 and 2011 were $1,889,802 and $1,457,020, respectively. DataJack revenues for the nine months ended September 30, 2012 and 2011 were $987,171 and $251,913, respectively. The Company is focused on growing the DataJack business while making efforts to stabilize the calling card PIN business.

Cost of Sales and Gross Profit

Cost of sales was $1,495,275 and $993,242 for the nine months ended September 30, 2012 and 2011, respectively. This resulted in gross profit of $394,527 (21%) and $463,778 (32%) for the respective 2012 and 2011 periods. The higher gross margin percentage in 2011 was due in part to  a large vendor credit received in the three months ended March 31, 2011. After adjusting for the vendor credits, gross margins were 27% for the nine months ended September 30, 2011.

Operating Expenses

Operating expenses were $4,424,703and $5,252,235 for the nine months ended September 30, 2012 and 2011, respectively. Compensation and consulting expenses were $3,345,051 and $4,588,242 during these periods. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. G&A expenses increased from $563,994 in the 2011 period to $971,282 in 2012. The increase in G&A expenses in the current quarter were due to increased legal expenses and higher sales and marketing expenses related to Data Jack.

Other Income and Expense

Other income and expenses increased to a net expense of $524,773 for the nine months ended September 30, 2012 compared to income of $119,818 for the nine months ended September 30, 2011. The $644,591 increase is directly attributable to expenses associated with additional convertible debt taken on by the Company during the nine months ending September 30, 2012.  Interest expenses decreased to $62,965for the nine months ended September 30, 2012 compared to $152,978 for the nine months ended September 30, 2011.  In the nine months ended September, 30, 2012, the Company amortized $553,978 of debt discount and recorded a $174,014 penalty related to the conversion of debt.  These expenses were offset by Vendor and Note Payable write-offs of $52,821  to Other Income and Expenses for the period ending September 30, 2012 compared to $25,000  for the nine months ending September 30, 2011.  The Company recorded a   $113,363 gain in the change of a derivative liability for the nine months ending September 30, 2012. The Company also recorded a $100,000 gain on disposition of assets for the nine months ended September 30, 2012 compared to a $247,796 gain on disposition of assets for the nine months ended September 30, 2011.

Net Loss

Net loss of $4,554,949 for the nine months ended September 30, 2012, compared to a net loss of $4,468,639 for the same period in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at September 30, 2012. Our net cash used in operating activities for the nine months ended September 30, 2012 was $1,569,550, due primarily to our cash-based net loss during this period.

Our primary sources of funding for the nine months ended September 30, 2012 have been (I) gross proceeds of $656,608 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $100,000 from the sale of our RocketVoip assets in March 2012, and (iii) short-term non-interest bearing loans of $703,740 from eight of our accredited investors.

Additionally, on September 28, 2012, we entered into a $700,000 secured note payable arrangement (the “Secured Note”) with the Family Trust Under The Gerald Sperling Grantor Retained Annuity Trust and Warren Gilbert (the “Lenders”). We received $25,000 in September 2012 under the Secured Note and an additional $417,000 subsequent to September 30, 2012.  The Secured Note carries a 12% per year interest rate.  The remaining terms of the Secured Note are still under negotiation with the Lenders.

At September 30, 2012, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $21,033,049 through September 30, 2012, and have been dependent on issuances of debt and equity instruments to fund our operations. We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy. However, there can be no certainty that we will be successful in this strategy. These factors raise substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2011, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2012.

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

Critical Accounting Policies

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to each estimate and are likely to differ to some extent from actual results. A description of our critical accounting policies follows:

1.       In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,") the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of the tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2012, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2012. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected on a timely basis. We have not achieved the optimal level of segregation of duties relative to key financial reporting functions and we do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to has an audit committee or independent audit committee financial expert, it is management’s view that an audit committee, comprised of independent board members, and an independent financial expert is an important entity-level control over the Company's financial statements.We have not achieved an optimal segregation of duties for executive officers of the Company.

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as of June 11, 2012, Leo Hinckley joined our Board of Directors as an independent director. We expect that the appointment of Mr. Hinkley will enhance our controls and procedures capabilities.

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

We are a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares.We believe the claims to be without merit and will aggressively defend same.We filed a response and counterclaim on or about August 3, 2012 denying the charges against us and counterclaiming defamation against us and breach of Mr. Picow's fiduciary duties to us. Additionally, we have demanded a jury trial on the substance of the matters. This case is not in the deposition phase.

We are a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter.  We will aggressively defend the Company against these claims.

ITEM 1A.  RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K  filed with the SEC on April 13, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of 2012, the Company issued 50,367,118 shares of common stock valued at $4,564,793 as follows:

●         11,811,340 shares were issued and sold to 14 accredited investors for net proceeds of $652,908;

●         3,510,000 shares valued at $1,614,300 were issued to employees as partial compensation for their employment in 2012;

●         325,000 shares valued at $53,050 were issued to consultants for services rendered;

●         200,000 shares valued at $103,949 were issued to one debt holder in settlement of debt valued at $103,949;

●         8,150,000 shares valued at $680,079 were issued to eight shareholders to reduce the stock payable liability;

●         377,500 shares valued at $71,725 were issued to reduce accounts payable and related party balances;

●         8,475,000 shares valued at $121,000 were issued to a related party for prepaid consulting expenses;

●         8,000,000 shares valued at $720,000 were issued to a related party for restructuring an consulting agreement; and,

●         9,518,278 shares valued at $547,782 were issued to 4 debt holder for conversion of short term notes.

These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

On June 22, 2012, we issued a $25,000, zero percent, senior promissory note to Gene and Lois Vanderbur (the “Vandeburs”) for a $25,000 loan from them. The principal amount of the note is due and payable on or before December 22, 2012. We were required to pay a $5,000 participation fee to execute the note and we issued to the Vandeburs 62,500 shares of our common stock as additional cost of the loan. The terms of the note were to allow us to add additional $25,000 tranches of debt up to a maximum of $100,000. On September 7, 2012, we borrowed an additional $15,000 from the Vanderburs and issued to them an additional note in the principal amount of $15,000.  The principal amount of this note is due and payable on or before October 20, 2012.  We have committed to pay a $5,000 participation fee with respect to this second note and we issued to the Vandeburs 20,000 additional shares of our common stock as additional cost of this note.  At September 30, 2012, we owed a combined total of $40,000 for the two Vanderbur notes.

On August 22, 2012, we issued a convertible promissory note to JMJ Financial (the “JMJ Note”) in the principal amount of $220,000. The principal sum of the note consisted of $200,000 of consideration paid to us, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows us to draw down the available principal over time. At September 30, 2012 we had drawn down $55,000.

The JMJ Note is interest free if repaid in full on or before 90 days from the Effective Date (date of delivery of the first payment to us) and a one-time interest charge of 10% shall be applied to the principal sum if we do not repay the JMJ Note on or before 90 days from the Effective Date. The maturity date of each payment received by us is one year from the Effective Date of that particular payment and is the date upon which the principal sum of the JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into shares of our common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of the JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount as defined in the JMJ Note.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Effective September 15, 2012, the Company named Leo Hinkley to its Board of Directors.  In return for his service as a member of the Company Board of Directors, Mr. Hinkley will receive base salary of $10,000 annually. Mr. Hinckley’s salary can increase to $25,000 annually based on certain incentives.Mr. Hinkley was also awarded 180,000 of the Company’s restricted stock which will be vested and issued over a twelve month period.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1	Senior Promissory Note dated June 22, 2012 issued by the Registrant to Gene and Lois Vanderbur *

4.2	Original Issue Discount Promissory Note dated August 22, 2012 issued by the Registrant to JMJ Financial*

4.3	Senior Promissory Note dated September 7, 2012 issued by the Registrant to Gene and Lois Vanderbur*

10.1	Amended and Restated Consulting Services Agreement dated as of June 7, 2012 by and between the Registrant and iTella, Inc.*

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document***
101 SCH	XBRL Schema Document***
101 CAL	XBRL Calculation Linkbase Document***
101 LAB	XBRL Labels Linkbase Document***
101 PRE	XBRL Presentation Linkbase Document***
101 DEF	XBRL Definition Linkbase Document***

_________________
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

QUAMTEL, INC.

Dated: November 21, 2012	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer, Principal Financial Officer