Form 10-K
period 2012-12-31
DataJack, Inc.
filed 2013-04-16
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757

DATA JACK, INC.
(Formerly Quamtel, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	90-0781437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 Quorum Drive, Suite 140
Dallas, Texas 75254
(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [X].

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]      No [X]

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 37,547,319 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $2,252,839, based on the last sale price of $0.06 per share of the common stock on that date. For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 113,368,156 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 11, 2013.

Documents Incorporated By Reference: None

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

          When used in this yearly report, the terms the “Company,” “Data Jack,” “we,” “our,” and “us” refers to Data Jack, Inc. a Nevada corporation. Such terms also refer to Quamtel, Inc., a Nevada corporation, our previous name until December 31, 2012.

PART I

ITEM 1.                BUSINESS

OVERVIEW

          Data Jack, Inc. (formerly Quamtel, Inc.) (“Data Jack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “DJAK.”

Products and Services

Mobile Broadband

          We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their particular needs. Plans from 200MB up to 5GB of Mobile Broadband data are available. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go. Our DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

Communications

          Our communications product mix included an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”). WQN focused on convenient features and the delivery of low cost international calls to consumers and businesses. Effective January 17, 2013, we sold substantially all of the intangible assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to Business Telecommunications Services, Inc. for $250,000 subject to agreed adjustments and contingent liabilities and payment based on a prescribed installment schedule and subject to FCC approval of the transaction. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012. The WQN intangible assets sold had no remaining net book value at December 31, 2012.

M2M

          In 2013, we plan to launch and offer and a variety of business and consumer third-party relationships, through our portfolio of machine-to-machine solutions. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices including original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smart-grid utilities, medical equipment and a variety of other consumer electronics and appliances.

Wireless Network Technologies

          We deliver mobile broadband wireless data transmission services primarily under the DataJack brand to subscribers through our mobile virtual network operator (MVNO) contract with Sprint, on Sprint’s nationwide network that utilizes third generation (3G) code division multiple access (CDMA) technologies

Sales, Marketing and Customer Care

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

Competition

          The market for broadband services is highly competitive. We compete with a number of prepaid mobile broadband carriers, including those providing 4G services and those who own and operate their own networks. We believe that the market for prepaid mobile broadband services has been and will continue to be characterized by strong competition on the basis of price, devices offered and quality of service.

Legislative and Regulatory

          Our services are regulated by the Federal Communications Commission (the “FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of services. The Company is considered a non-dominant provider of services. As such, we are subject to minimal regulation and oversight.

Patents, Trademarks and Licenses

          We own two service marks, trademarks and other intellectual property in the United States including “DataJack”. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used.

Employee Relations

          As of December 31, 2012, we had 22 employees, consisting of 3 in corporate management, 4 in technical support, 9 in customer service, 3 in marketing and 2 in administration. 1 additional person provided services as an independent contractor.

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

          Additionally, on our corporate website, www.DataJack.com, we make available, free of charge, our annual, quarterly and current reports (including all amendments to such reports), changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. Additional information about us and our product offerings may be found on our website www.DataJack.com.

Company History

          Data Jack, Inc., formerly known as Quamtel, Inc. and before that Atomic Guppy, Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada. On July 28, 2009, Quamtel and WQN, a Texas corporation organized in June 2007, consummated a share exchange pursuant to which the shareholders of WQN received a total of 15,000,000 shares of our common stock in exchange for all of their shares of WQN stock. As a result of this share exchange, the shareholders of WQN owned approximately 91% of our then outstanding common stock, and WQN became our wholly-owned subsidiary, through which our primary operations are now conducted.

          On December 9, 2009, we acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability company. We reorganized this company as a Texas corporation named Data Jack, Inc. (“Data Jack”).

          Effective August 18, 2010, we acquired all of the outstanding membership interests of Syncpointe, LLC, a Missouri limited liability company. We reorganized this company as a Texas corporation named Syncpointe, Inc. (“Syncpointe”). No revenues were generated from Syncpointe in 2010 or 2011, and effective June 6, 2011, we sold substantially all of Syncpointe’s assets.

          Effective March 13, 2012, we sold substantially all of our RocketVoip assets for $100,000. As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.

           Effective January 17, 2013, we sold substantially all of the intangible assets of our wholly owned subsidiary WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to Business Telecommunications Services, Inc. for $250,000 subject to agreed adjustments and contingent liabilities and payment based on a prescribed installment schedule and subject to FCC approval of the transaction. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012. The WQN intangible assets sold had no remaining net book value at December 31, 2012.

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

          In their report dated April 16, 2013, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated deficit of $23,196,677 as of December 31, 2012, including a net loss of $6,718,577 for the year ended December 31, 2012. We also had a working capital deficit of $4,239,800 at December 31, 2012 and cash on hand of $23,886. We also expect to incur additional losses for at least the first quarter of 2013.

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

          Developing effective business support systems is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed to:

  implement customer orders for services;

  provision, install and deliver these services; and

  bill monthly for these services

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

  growing number of customers;

  development and launching of new services;

  increased demands by customers to transmit larger amounts of data changes in customers’ service requirements;

  technological advances by competitors; and

  governmental regulations.

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

  increased transmission capacity by telecommunications companies on their existing and new networks;

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

  allowing foreign carriers to compete in the U.S. market;

  further technological advances; and

  further deregulation and other regulatory initiatives.

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

          In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience and objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

          The market price of our common stock could fluctuate significantly as a result of:

  quarterly variations in our operating results;

  interest rate changes;

  changes in the market’s expectations about our operating results;

  our operating results failing to meet the expectation of investors in a particular period;

  operating and stock price performance of other companies that investors deem comparable to us;

  news reports relating to trends in our markets;

  changes in laws and regulations affecting our business;

  material announcements by us or our competitors;

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

          As more fully described in our consolidated statement of changes in stockholders’ deficiency in Item 8, we issued 55,220,669 shares of common stock in 2012, with per-share issuance prices as low as $0.01. We will continue to so issue additional equity securities pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.                PROPERTIES

          The Company’s principal office is located at 14911 Quorum Drive, Suite 140 Dallas, Texas 75254 and its telephone number is 972-361-1980. The Company leases approximately 3,124 square feet of office space, which lease expires in February 2015. The Company no longer subleases a portion of these premises. On April 1, 2013 the Company began leasing approximately 2761 square feet of office space located at 2400 West Cypress Creek Road, Fort Lauderdale, Florida 33309. The lease expires in March, 2016. The monthly rental of these leases are as follows:

		Aggregate
		Monthly
		Installment of	Sublessee Portion
Location	Lease Expires	Base Rent	per Month

Dallas, Texas	February, 2015	$4,999	$-N/A
Ft. Lauderdale, FL	March, 2016	$2,761	(1) $-N/A

(1) The monthly base rent at Ft. Lauderdale, FL increases annually from $2,761 in the first year, to $2,991 in the second year to $3,221 in the third year.

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

          DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company’s responses to the Amended Complaint are due to be filed on May 7, 2013.

          The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The case is now in discovery, and settlement negotiations are underway.

          The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter. We will aggressively defend the Company against these claims.

          The ultimate outcome of the above lawsuits and legal proceedings cannot be determined as of the filing date of this report.

ITEM 4.                MINE SAFETY DISCLOSURES

          Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          The Company’s common stock is quoted on the OTCBB under the symbol DJAK. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock during each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low

3/31/11	$1.63	$0.40
6/30/11	$.70	$.15
9/30/11	$.55	$.21
12/31/11	$.84	$.21
3/30/12	$.73	$.30
6/30/12	$.50	$.05
9/30/12	$.17	$.04
12/31/12	$.09	$.02
3/31/13	$.10	$.03

Holders

          As of April 11, 2013, there were 113,368,156 shares of our common stock outstanding held by approximately 264 shareholders of record, not including 100,000 shares held in our treasury.

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

Securities Authorized for Issuance under Equity Compensation Plans

          The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. No options have been granted under the Plan through December 31, 2012, however, awards totaling 4,994,000 shares of the Company’s common stock have been granted under the Plan.

          The following table sets forth information about the Company’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	6,000
Equity compensation plans not approved by security holders	0	N/A	-
Total	0	N/A	6,000

Recent Sales of Unregistered Securities

          Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, or otherwise set forth below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

          During the fourth quarter of 2012, the Company issued 4,853,551 shares of common stock valued at $237,469 as follows:

•         2,910,000 shares were issued and sold to two accredited investors for net proceeds of $39,000;

•         10,000 shares valued at $26,000 were issued to employees as partial compensation for their employment in 2012;

•         1,407,415 shares valued at $25,219 were issued to a debt holder in settlement of debt valued at same;

•         526,136 shares valued at $147,250 were issued to four shareholders to reduce the stock payable liability;

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

Overview

          Data Jack, Inc. (“Data Jack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “DJAK.”.

          We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their needs – they can choose from a $9.99 per month entry plan with 200MB of Mobile Broadband data, $19.99 per month plan with 500MB of Mobile Broadband data, $29.99 with 1GB of Mobile Broadband data, $39.99 with 2GB of Mobile Broadband data, or our Premier Plan $49.99 with 5GB of Mobile Broadband data. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go. Our DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $1,340,552 of revenue and a net loss of approximately $445,948 were generated from our Data Jack subsidiary in 2012.

          Our communication products included an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.” Our prepaid international calling service, “EasyTalk,” focused on convenient features and the delivery of low cost international calls to consumers and businesses. WQN’s global network offered customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers.

Recent Developments

          Effective January 17, 2013, DataJack, Inc. sold substantially all of the intangible assets of WQN, Inc., our wholly-owned subsidiary, to Business Telecommunications Services, Inc., a Florida corporation (the “WQN Asset Sale”). The assets included in the sale included all intellectual rights of WQN, including trade names and trademarks, and all rights and interests to and in the all customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of the following products: My WQN, Easy Talk, Premium, Value, ValuTalk and IndiaTalk and also including all current and previously registered Customers as well as all databases. The purchase price of $250,000 will be paid to DataJack in four installment payments. As of April 16, 2013, the asset sale transaction is pending FCC approval. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012. The WQN intangible assets sold had no remaining net book value at December 31, 2012.

Results of Operations for the Year Ended December 31, 2012 Compared to the Same Period in 2011

Revenues

          Our revenues for the years ended December 31, 2012 and 2011 were $2,522,055 and $1,927,263, respectively; an increase of $594,792. Data Jack revenues increased by $938,125, which slightly offset reductions in EasyTalk and RocketVoIP revenues. As a consequence of the WQN Asset Sale, we expect future revenues to be derived only from DataJack sales, and 2013 consolidated revenues may drop substantially from that of 2012.

Cost of Sales and Gross Profit

          Cost of sales was $2,025,682 and $1,437,367 for the years ended December 31, 2012 and 2011, respectively. This resulted in gross profit of $496,373 (20%) and $489,896 (25%) for the respective 2012 and 2011 periods. The increase in cost of sales and the decrease gross margin in 2012 were due to an increase in DataJack sales paired with less favorable pricing from our WQN vendors.

Operating Expenses

          Operating expenses were $5,876,977 and $5,219,210 for the years ended December 31, 2012 and 2011, respectively. Operating expenses in 2012 included intangible asset impairment charges of $749,642, as more fully described in Note E to our consolidated financial statements.

Other Income and Expense

          Total other expense, net of other income was $1,337,973 for the year ended December 31, 2012, compared to income, net of other expenses of $233,586 for the year ended December 31, 2011. Our 2012 expenses included amortization of debt of $566,537, penalties related to debt conversion of $212,090 and a loss from derivate liability of $616,519, all primarily associated with the Company’s debt issuances in 2012, as more fully described in Notes G and H to our consolidated financial statements included herein.

Net Loss

          The increase in operating expenses, combined with the increase in other expenses noted above, resulted in an increase in our net loss from $4,495,728 in 2011, to $6,718,577 in 2012, respectively.

Liquidity and Capital Resources

          Cash and cash equivalents were $23,886 at December 31, 2012. Our net cash used in operating activities for the year ended December 31, 2012 was $2,245,012 due primarily to our cash-based net loss during this period. Our primary source of funding, as needed, has been through promissory note issuances, sales of common stock for cash and sale of business assets.

          Our working capital decreased by $1,014,915 during the year ended December 31, 2012 from a working capital deficit of $3,224,885 at December 31, 2011 to a working capital deficit of $4,239,800 at December 31, 2012.

          During the year ended December 31, 2012, we raised $2,142,439 through the sale of debt and equity securities in private placements to accredited investors.

          Additionally, on March 13, 2012, we raised $100,000 in cash through the sale of our RocketVOIP assets.

          Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since the Exchange and Merger, has incurred an accumulated deficit of $23,196,677 through December 31, 2012, and has been dependent on issuances of debt and equity instruments to fund its operations. The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy. However, there can be no certainly that the Company will be successful in this strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended December 31, 2012, based on substantial doubt about the Company’s ability to continue as a going concern.

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

Capital Expenditure Commitments

          We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2012.

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

          Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $2,500 per month.

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

1.

In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill. In 2012, the Company recognized related impairment charges of $749,642 in its consolidated statement of operations.

2.

Our revenues are primarily derived from fees charged to carry services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s balance sheet as unearned revenue.

3.

The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date. In 2012, the Company recognized related derivative mark-to-market charges of $616,519 in its consolidated statement of operations. This amount may fluctuate significantly in the future, depending in part on the market price of the Company’s common stock.

4.

The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheet. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments.

5.

Compensation costs related to share-based payment transactions are recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant- date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. The Company’s common shares issued as additional compensation and for consulting services have been valued at the shares’ exchange-quoted market prices at their respective dates of issuance or commitment. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

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

ITEM 9A.             CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

          As required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2012.

          A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2012. Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

          Our management concluded an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

     In light of the material weakness, we performed additional analyses and procedures with the assistance of our outsourced financial consultant in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B.             OTHER INFORMATION

          None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Executive Title:	Board of Directors	Date of Appointment
Stuart Ehrlich	38	President and Chief Executive Officer	Director	July 28, 2009
Gladys Perez	39	Vice President	Director	July 28, 2009
Marc Moore	58	-	Director	April 1, 2011
Peter Sperling	40	Secretary	Director	December 28, 2012

          Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our Board of Directors, with one vacancy. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board of Directors member nominations. The Board of Directors has chosen to separate the Chairman and Chief Executive Officer positions in order to enhance the independence of the Board of Directors and management. During the 2012 fiscal year, there were three Board of Directors meetings, one of which was conducted by telephone, and several actions by unanimous written consent.

          Biographical resumes of each officer, director and significant employee are set forth below.

          Stuart Ehrlich is President, Chief Executive Officer and a director. He also serves as the Company’s acting principal financial officer. Prior to his position with the Company, Mr. Ehrlich founded CandoCorp in 2005, a private consulting company focused on the telecommunications, finance, high technology and entertainment industries.

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

          Peter Sperling joined the Company as Secretary and a Board member in December, 2012. Mr. Sperling has an Associate’s Degree in Network Administration, and is a Microsoft Certified Professional Director of Information Technologist. His past employment services include Director of Information Technology Services for a Boca Raton based Real Estate company. He is employed at DataJack, Inc. as a key part of the management team in charge of fulfillment services, procurement and Business Development.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the year ended December 31, 2012.

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

Summary Compensation Table

					Stock
Name & Principal Position	Year		Salary($)	Bonus($)	Awards($)	Total($)

Stuart Ehrlich, CEO and	2011		$44,192	N/A	$63,460	$107,652
President (1)	2012		$26,100	N/A	$1,500,000	$1,526,100

Peter Sperling,	2011	$	NA	N/A	$-	$-
Secretary	2012		$34,996	N/A	$-	$34,996-

___________________________
          (1) Mr. Ehrlich also serves as the Company’s principal financial officer.

Outstanding Equity Awards at Fiscal Year-End Table.

          None.

Employment Agreements with Executive Officers

          All of the Company’s employees are employed at-will. The Company intends to enter into an employment agreement with Stuart Ehrlich. While terms of such an agreement have not yet been set, the Company paid Mr. Ehrlich a salary of $26,100 in cash plus 3,000,000 shares of the Company’s unregistered common stock. We valued those shares at $0.50 per share, the price of our common stock on the issuance date.

Consulting Agreements

          From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $53,650 and $654,155 at December 31, 2012 and 2011, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

          The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the year ended December 31, 2012, the Company amortized $259,259 of this deferred cost to consulting expense.

          The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc’s. compensation consists of the following:

1.	Annual cash payments of $150,000, payable monthly;
2.

Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

3.	Reimbursement of reasonable, related business expenses.

          Expenses under the Restated Consulting Services Agreement (excluding the amortization of deferred costs referred to above) for years ended December 31, 2012 and 2011, respectively, were $233,804 and $429,274.

          As of December 31, 2012 and 2011, advances from iTella (a related party) were $122,079 and $429,274, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

          Pursuant to a consulting agreement with Mr. Warren Gilbert (“Gilbert”), who is the president of Gilder Funding Corp., a shareholder of the Company, on June 1, 2011 Gilbert was issued 1,600,000 shares of the Company’s common stock. These shares were valued at $0.19 per share or $304,000, and has been reflected as additional paid-in capital on the Company’s consolidated balance sheet, and noncash charge included in Compensation, consulting and related expenses in the the Company’s Consolidated statement of operations.

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

          Our directors have received compensation for their services as follows:

          Gladys Perez was paid $24,230 in 2012 for her services as a director of the Company.

          Marc Moore was issued 120,000 shares of our common stock valued at $48,000 for his services as a director of the Company.

          Peter Sperling was paid $34,996 in 2012 for his services as an employee (not as a Director) of the Company.

          The following table sets forth information regarding compensation paid or accrued to our directors for the year ended December 31, 2012.

Director Compensation

	Fees earned or
	paid in cash	Stock awards	Total
Name	($)	($)	($)

Gladys Perez	24,230	-	24,230
Marc Moore	-	48,000	48,000
Peter Sperling	-	-	-

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

          The following table sets forth information as of April 11, 2013, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 113,368,156 shares of common stock issued and outstanding as of April 11, 2013:

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

          The address for each of our officers and directors is c/o Data Jack, Inc, Inc., 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

Name of Beneficial	Title of	Number of	Percentage of
Beneficial Owner	Class	Shares Owned	Common Stock

Stuart Ehrlich	Common Stock	3,000,000	2.6%

Gladys Perez (1)	Common Stock	7,200,000	6.4%

Marc Moore	Common Stock	105,000	0.1%

Peter Sperling	Common Stock	413,300	0.4%

All Officers and Directors As a Group (4 persons)	Common Stock	10,718,300	9.5%

eTeltec Inc. 2400 West Cypress Creek Road Fort Lauderdale, Florida 33309	Common Stock	7,000,000	6.2%

Steven Ivester (2) 2400 West Cypress Creek Road Fort Lauderdale, Florida 33309	Common Stock	7,600,000	6.7%

Warren Gilbert (3) 1800 NE 114th Street, Suite 2110 Miami, FL 33181	Common Stock	20,400,000	18.0%

Gerald Sperling 17899 Aberdeen Way Boca Raton, FL 33496	Common Stock	16,000,000	14.1%

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

(3) Includes 13,025,000 shares of the Company’s common stock held by Gilder Funding Corp. Mr. Gilbert controls Gilder Funding Corp.

Equity Compensation Plans

          The Company’s Plan allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Quamtel and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. No options were issued under the Plan through December 31, 2012; however, in 2011, the Company did issue grants of stock under the Plan totaling 4,994,000 registered shares.

Description of the Plan

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

          From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $53,650 and $654,155 at December 31, 2012 and 2011, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

          On June 3, 2011, we issued 1,600,000 restricted shares of our common stock valued at $304,000 to Warren Gilbert for services rendered to us under a consulting agreement with Mr. Gilbert.

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

          On January 20, 2012, the Sperlings purchased from us 2,000,000 restricted shares of our common stock in a private placement for $100,000. On that date, we issued an additional 1,000,000 restricted shares of our common stock valued at $100,000 to Mr. Sperling for services rendered to us under a consulting agreement with Mr. Sperling.

          Effective October 1, 2012 the Company issued and sold $700,000 in secured notes Mr. Sperling and Mr. Gilbert in a private placement, for a cash purchase price of $700,000. These investors also received 15,000,000 shares of the Company's common stock.

          On March 30, 2012, the Company entered into a convertible promissory note with St George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company. The St George Note was convertible into common stock, at St George Investments’ option, at a fixed conversion price of $0.375 per share from March 30, 2012 until September 1, 2012, and commencing September 2, 2012 the conversion price is 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. Upon the occurrence of an event of default, (i) the outstanding balance shall increase to 112.5% of the outstanding balance immediately prior to the occurrence of such event of default; provided, however, that such increase may not be applied more than twice, and (ii) this St George Note shall accrue interest until the outstanding balance is repaid in full at the rate of 1% per month (or 12% per annum), compounding daily, whether before or after judgment.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth below.

	Years Ending December 31,
	2012	2011
Audit Fees(1)	$42,000	$42,000
Audit-Related Fees(2)	--	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$42,000	$42,000

(1)

Audit fees - These are fees billed for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)

Audit-related fees - These are fees billed for assurance and related services performed as applicable that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)

Tax fees - These are fees billed for professional services performed as applicable, with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us as applicable.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2012 and 2011, must be pre-approved by the Board of Directors, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

	SEC
	Report
Exhibit	Reference
No.	Number	Exhibit

2.1	2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder (3)
2.2	2.1	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009 (3)
2.3	3.1	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., Data Jack, Inc. and Mobile Internet Devices, LLC (6)
2.4	10.3	Partial Rescission Of Membership Interest Purchase Agreement dated August 4, 2010 (10)
2.5	10.4	Membership Interest Purchase Agreement by and among the members of Syncpointe LLC and Quamtel, dated August 18, 2010 (12)
2.1	*	Asset Purchase Agreement between Data Jack, Inc., WQN, Inc., and Business Telecommunications Services, Inc. dated January 12, 2013, for the sale of WQN, Inc.
3.1	3.2	Amended and Restated Articles of Incorporation (7)
3.2	10.17	Bylaws (1)
4.1	*	12% Senior Secured Promissory Note dated October 1, 2012 issued to Gerald & Seena Sperling, and Warren Gilbert
4.1	10.3	2009 Equity Incentive Plan (4)
4.2	4.1.2	Warrant to Purchase Common Stock issued to W. Gilbert, dated August 12, 2009 (5)
4.3	4.1	Convertible Note issued to Gilder Funding Corp., dated August 20, 2009 (5)
4.4	4.1.1	Subscription Agreement between Quamtel and W. Gilbert, dated August 20, 2009 (5)
4.5		Form of Warrant to Purchase Common Stock to be used by Data Jack, Inc. and Schooner Enterprises, Inc., effective December 9, 2009 (6)
4.6	4.6	Note issued to Warren Gilbert on December 15, 2009 (14)
4.7	4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010 (14)
4.8	10.15	Senior Secured Promissory Note issued to Gilder Funding Corp. on February 27, 2010 (14)
4.9	4.9	Security Agreement issued in conjunction with the Senior Secured Promissory Note payable to Gilder Funding Corp, dated February 27, 2010 (14)
4.10	4.1	Amendment to Senior Secured Promissory Note, dated May 21, 2010 (11)
4.11	4.2	Consulting Agreement between Quamtel, Inc. and Thelusma, Windel dated June 7, 2010 (11)
4.12	4.1	Consulting Agreement dated August 23, 2010 between Quamtel and Mirador Consulting Inc. (15)
4.13	4.1	Senior Promissory Note dated June 22, 2012 issued by the Registrant to Gene and Lois Vanderbur
4.14	4.2	Original Issue Discount Promissory Note dated August 22, 2012 issued by the Registrant to JMJ Financial
4.15	4.3	Senior Promissory Note dated September 7, 2012 issued by the Registrant to Gene and Lois Vanderbur
10.1	10.4	Unwind and Share Exchange Agreement, dated December 10, 2007 (2)
10.2	99.1	Rescission Agreement with YABBLY Holdings, LLC, YABBLY, LLC and Land Shark Holdings, LLC, dated December 10, 2007 (2)
10.3	10.1	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009 (5)
10.4	10.1	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009 (8)
10.5	10.1	Executive Employment Agreement dated August 18, 2010 by and between QuamTel and Scott M. Jonasz (12)
10.6	10.1	Employment Agreement dated December 13, 2010 between QuamTel and William McLaughlin (16)
10.7	10.1	Agreement for separation of employment between QuamTel and William McLaughlin, dated January 26, 2011 (17)

10.8 10.9	10.1 10.6

Asset Purchase Agreement dated June 6, 2011 by and among Syncpointe, Inc., Mobilelogik, Inc. and the Registrant (18) Release and Settlement Agreement between the Registrant and Gilder Funding Corp. dated August 11, 2011 (19)

10.10	10.7	Release and Settlement Agreement between the Registrant and Gerald and Seena Sperling dated August 12, 2011 (19)
10.11	10.1	Consulting Agreement by and between the Registrant and StockVest dated as of June 6, 2011 (19)
10.12	10.2	Consulting Agreement by and between the Registrant and Shari Frimer dated as of July 1, 2011 (19)
10.13	10.3	Consulting Agreement by and between the Registrant and Windel Thelusma dated as of July 10, 2011 (19)
10.14	10.4	Consulting Agreement by and between the Registrant and Steven Siegelaub dated as of August 9, 2011 (19)
10.15	10.5	Consulting Agreement by and between the Registrant and SCG Family Trust dated as of August 9, 2011
10.16	10.8	Consulting Agreement by and between the Registrant and Sequoia Asset management Group dated as of August 12, 2011 corrected and restated as of November 11, 2011 (19)
10.17	10.9	Consulting Agreement by and between the Registrant and Barry Ahron dated as of September 12, 2011 (19)
10.18	10.10	Consulting Agreement by and between the Registrant and Steven Litton dated as of September 23, 2011 (19)
10.19	10.11	Settlement Agreement dated November 9, 2011 by and between the Registrant and Mirador Consulting, Inc. (19)
10.20 10.21	10.12 10.13

Consulting Agreement by and between the Registrant and Anthony Gallo dated as of September 25, 2011 (19) Consulting Agreement by and between the Registrant and MS Starr LLC dated as of August 1, 2011 (19)

10.22	10.14	Consulting Agreement by and between the Registrant and South Florida Business Technology dated as of October 10, 2011 (19)
10.23	10.1	Amended and Restated Consulting Services Agreement dated as of June 7, 2012 by and between the Registrant and iTella, Inc. (21)
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates (20)
21	*	Subsidiaries of the Registrant
31.1/31.2	*	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act (14)
32.1/32.2	*

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

(21)

Filed with the SEC on November 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 000-31757) on Form 10-Q, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA JACK, INC.

Date: April 16, 2013	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director; Chief Executive Officer, President, and Treasurer	April 16, 2013
Stuart Ehrlich

/s/ Gladys Perez	Director	April 16, 2013
Gladys Perez

/s/ Marc Moore	Director	April 16, 2013
Marc Moore

/s/ Peter Sperling	Director; Secretary	April 16, 2013
Peter Sperling

CONSOLIDATED FINANCIAL STATEMENTS

DataJack, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Data Jack, Inc.

          We have audited the accompanying consolidated balance sheets of Data Jack, Inc., formerly Quamtel, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Jack, Inc. (formerly Quamtel, Inc.) as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          These accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in the Note C to the accompanying consolidated financial statements, the Company has incurred significant recurring net loss in the current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 16, 2013

DataJack, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$23,886	$92,999
Accounts receivable, net	13,022	3,000
Inventory	5,148	72,591
Prepaid expenses and deposits	100,424	91,340
Total current assets	142,480	259,930

Restricted cash	150,000	150,000
Property and equipment, net	223,260	319,374
Deferred cost, net	1,565,741	-
Goodwill and other intangibles, net	44,809	1,057,496

TOTAL ASSETS	$2,126,290	$1,786,800

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$780,849	$751,750
Accrued expenses	223,946	121,470
Unearned revenue	153,930	191,399
Advances from related parties	175,729	1,083,429
Stock-based payable	985,153	644,350
Current portion of notes payable	1,146,027	692,417
Derivative liability	916,646	-
Total current liabilities	4,382,280	3,484,815

Noncurrent portion of notes payable	441,317	-

TOTAL LIABILITIES	4,823,597	3,484,815

Shareholders' deficit:
Common stock - $0.001 par value; 200,000,000 shares authorized; 109,780,656 and 54,559,987 shares issued and 109,680,656 and 54,459,987 outstanding at December 31, 2012 and 2011, respectively	109,781	54,560
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	20,489,589	14,825,525
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated deficit	(23,196,677)	(16,478,100)
Total shareholders' deficit	(2,697,307)	(1,698,015)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,126,290	$1,786,800

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statements Of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$2,522,055	$1,927,263

Cost of sales	2,025,682	1,437,367

Gross profit	496,373	489,896

Operating expenses:
Compensation, consulting and related expenses	3,785,801	4,151,957
General and administrative expenses	1,207,136	935,036
Impairment charges	749,642	-
Depreciation and amortization	134,398	132,217
Total operating expenses	5,876,977	5,219,210

Loss from operations	(5,380,604)	(4,729,314)

Other (income) expense:
Interest and financing expense	185,342	141,491
Amortization of debt discount	566,537	-
Penalty on convertible note	212,090	-
Other income	(142,515)	(127,281)
Loss from change in derivative liability	616,519	-
Gain on sale of assets	(100,000)	(247,796)
Total other (income) expense	1,337,973	(233,586)

Loss before income taxes	(6,718,577)	(4,495,728)

Income tax expense	-	-

Net loss	$(6,718,577)	$(4,495,728)

Basic and diluted loss per share:

Net loss per share	$(0.08)	$(0.13)

Weighted average number of shares outstanding	84,061,092	35,180,323

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2012 and 2011

						Total
	Common Stock		Additional Paid-	Treasury	Accumulated	Shareholders’
	Shares	Amount	in Capital	Stock	Deficit	Deficit
Balances as of December 31, 2010	23,312,237	$23,312	$9,289,474	$(100,000)	$(11,982,372)	$(2,769,586)

Common stock issued for services	12,442,000	12,442	2,351,537	-	-	2,363,979
Common stock issued for accounts payable, other	325,000	325	89,886	-	-	90,211
Common stock issued for cash	9,440,750	9,441	1,224,909	-	-	1,234,350
Common stock issued for debt conversion	9,000,000	9,000	1,849,759	-	-	1,858,759
Common stock issued for domain names	40,000	40	19,960			20,000
Net loss for year ended December 31, 2011	-	-	-	-	(4,495,728)	(4,495,728)

Balances as of December 31, 2011	54,559,987	$54,560	$14,825,525	$(100,000)	$(16,478,100)	$(1,698,015)

Common stock issued for services	3,845,000	3,845	1,689,504	-	-	1,693,349
Common stock issued for related party settlement	8,852,500	8,853	183,873	-	-	192,726
Common stock issued for cash	14,721,340	14,721	677,187	-	-	691,908
Common stock issued in settlement of stock-based payable	8,676,136	8,676	818,653	-	-	827,329
Common stock issued for debt settlement	200,000	200	103,749	-	-	103,949
Common stock issued for debt conversion	10,925,693	10,926	562,076	-	-	573,002
Common stock issued for iTella consulting agreement amendment, as part of deferred cost	8,000,000	8,000	712,000	-	-	720,000
Recognition of beneficial conversion feature pursuant to modification of debt	-	-	298,077	-	-	298,077
Gain on sale of asset to related party	-	-	618,945	-	-	618,945
Net loss for the year ended December 31, 2012	-	-	-	-	(6,718,577)	(6,718,577)

Balances as of December 31, 2012	109,780,656	$109,781	$20,489,589	$(100,000)	$(23,196,677)	$(2,697,307)

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,718,577)	$(4,495,728)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on write-off of accounts payable	(142,514)	-
Gain on sale of assets	(100,000)	(247,796)
Loss from change in derivative liability	616,519	-
Impairment loss	749,642	-
Provision for bad debt	-	6,690
Depreciation and amortization	134,398	132,217
Noncash interest expense	166,668	-
Penalty on the convertible debt	212,090	-
Noncash consulting expense	1,693,350	2,454,190
Amortization of deferred cost	343,009	-
Amortization of debt discount	566,537	-

Changes in operating assets and liabilities:
Accounts receivable	(10,021)	45,964
Inventory	67,443	(50,721)
Prepaid expenses and deposits	(27,587)	22,563
Accounts payable	155,292	(78,185)
Accrued expenses	82,475	(24,889)
Related party advances	(145,450)	147,533
Stock payable	149,182	(57,000)
Unearned revenue	(37,468)	(171,828)
Net cash used in operating activities	(2,245,012)	(2,316,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,294)	(3,095)
Proceeds from sale of assets	100,000	180,185
Net cash provided by investing activities	93,706	177,090

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	691,908	1,234,350
Proceeds from stock payable	115,200	210,350
Proceeds from convertible debt issuances	-	250,000
Proceeds from promissory note issuances	1,342,809	981,000
Repayment of notes payable	(67,724)	-
Repayments to related party	-	(521,540)
Net cash provided by financing activities	2,082,193	2,154,160

Net increase (decrease) in cash and cash equivalents	(69,113)	14,260
Cash and cash equivalents at beginning of period	92,999	78,739
Cash and cash equivalents at end of period	$23,886	$92,999

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$18,672	$152,349

Noncash investing and financing activities:
Issuance of common stock for intangible assets acquired	$-	$20,000
Issuance of common stock for settlement of stock based payable	$827,329	$-
Issuance of common stock for accounts payable, debt settlement and debt conversions	$869,675	$1,858,759
Beneficial conversion feature credited to additional paid in capital	$298,077	$-
Gain on sale of assets to related party credited to additional paid in capital	$618,945	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE A – DESCRIPTION OF BUSINESS

          Data Jack, Inc. (formerly Quamtel, Inc.) and its subsidiaries (the “Company”) was incorporated in 1999 under the laws of Nevada as a communications company offering, a comprehensive range of mobile broadband and communications products.

          The Company offers secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, the Company offers low cost, no contract, mobile broadband with various data plans. The Company’s DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

          The Company’s communication products included an international calling service delivered under the brand WQN, through the Company’s subsidiary, WQN, Inc. (“WQN”), and an enhanced toll free service delivered under the brand “800.com.” The Company also sold a prepaid international calling service, “EasyTalk,” that delivered low cost international calls to consumers and businesses from anywhere in the United States or Canada to over 196 countries globally.

          Effective January 17, 2013, DataJack, Inc. sold substantially all of the intangible assets of WQN to Business Telecommunications Services, Inc., a Florida corporation. The assets included in the sale included all intellectual rights of WQN, including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of the following products: My WQN, Easy Talk, Premium, Value, EasyTalk Mexico, EasyTalk Cuba, ValuTalk and IndiaTalk and also including all current and previously registered Customers as well as all databases. The purchase price of $250,000 will be paid to DataJack in four installment payments. As of April 16, 2013, the asset sale transaction is pending FCC approval. The WQN intangible assets sold had no remaining net book value at December 31, 2012.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Data Jack, Inc. and its wholly owned subsidiaries WQN Inc., Data Jack, Inc., and Novotel, Inc. All significant intercompany transactions and balances have been eliminated. The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

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

Cash and Cash Equivalents

          For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents.

Restricted Cash

          Restricted cash represents collateral on a standby letter of credit related to an agreement with one of the Company’s telecommunications service providers, effectively providing a guarantee of the Company’s payment of its account payable to this service provider.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Accounts Receivable

          Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2012 and 2011 was zero.

Inventories

          Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

          At December 31, 2012, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

          Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liability	$-	$-	$916,646	$916,646
Total	$-	$-	$916,646	$916,646

          The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended December 31, 2012.

Derivative
Liability
Balance, December 31, 2011	$-

Fair value of embedded derivative in connection with convertible notes at inception	300,127

Mark-to-market at December 31, 2012	616,519

Balance, December 31, 2012	$916,646

Total loss for the period included in net loss relating to the liabilities held at December 31, 2012	$616,519

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

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

          Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of December 31, 2012 and 2011, the Company recorded unearned revenue of $153,930 and $191,399, respectively.

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

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Goodwill and Other Intangible Assets

          The Company records the excess of the fair value of companies acquired over the amounts assigned to their identified assets and liabilities as goodwill. The Company determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's financial multiples to its competitors. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill, and amortizes its identifiable intangible assets over 10 years. The Company tests its goodwill and other intangible assets for impairment at least annually by comparing the fair value of these assets to their carrying value. The Company has elected to perform its annual impairment test as of December 31 of each calendar year. An interim impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of an intangible asset below its carrying amount. If in the future the carrying value of goodwill or anther intangible asset exceeds its related fair value, the Company will recognize an impairment charge in an amount equal to that excess.

Deferred Costs

          The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheets. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments. See Notes F and G.

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

Embedded Derivatives

          The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date.

Beneficial Conversion Features

          A beneficial conversion feature (BCF) arises when the conversion price of a convertible instrument is less than the fair value of the instrument or instruments into which the convertible instrument is convertible. Accounting guidance applicable to a BFC is found in two issues of the Emerging Issues Task Force (EITF). The first issue, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, became effective in May 1999. In November 2000, the EITF issued EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The primary purpose of EITF 00-27 is to provide application guidance for EITF 98-5 in the face of issues encountered in practice relating to valuation, timing and classification. In accordance with these accounting principles, the Company records a BCF related to affected financial securities issuances.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Recent Accounting Pronouncements

          Recent accounting pronouncements issued by the FASB (including Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE C - GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $6,718,577 and $4,495,728 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company has reported an accumulated deficit of $23,196,677 and a working capital deficit of $4,239,800, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

          The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D – PROPERTY AND EQUIPMENT, NET

          At December 31, 2012 and December 31, 2011, respectively, property and equipment consisted of the following:

	2012	2011

Computers and equipment	$539,999	$533,705
Furniture & Fixtures	16,346	16,346
Total	556,345	550,051
Less accumulated depreciation	(333,085)	(230,677)
Total	$223,260	$319,374

          Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $102,408 and $85,868, respectively.

          Effective March 13, 2012, the Company sold substantially all of its RocketVoip assets for $100,000, recognizing a gain on sale of these assets of the same amount.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE E – GOODWILL AND OTHER INTANGIBLES

          At December 31, 2012 and December 31, 2011, respectively, intangible assets consisted of the following:

	2012	2011

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Less impairment charges	(669,957)	-
Goodwill, net of impairment charges	-	669,957

Acquisition of 800.com domain name	-	317,500
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	487,327
Less accumulated amortization	(45,333)	(99,788)
Less impairment charges	(79,685)	-

Other intangibles, net of accumulated amortization	$44,809	$387,539

Goodwill and other intangibles, net	$44,809	$1,057,496

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $31,990 and $46,349, respectively. In 2012, the Company recognized impairment charges of $749,642 related to its goodwill and other intangibles.

          Effective June, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary and also a consultant of the Company. The Company recorded a gain on sale of assets in the amount of $618,945 as a result of this asset sale by crediting to additional paid in capital.

          The goodwill amount of $669,957 was recorded with the Data Jack acquisition in December, 2009, and was fully impaired at December 31, 2012, pursuant to the Company’s continuing losses, negative operating cash flows, and going-concern matters raised.

          Effective June 6, 2011, the Company sold substantially all of the assets of Syncpointe to an unrelated third party (the “Purchaser”) for two cash payments totaling $175,000. In conjunction with this transaction, the Purchaser assumed Syncpointe’s $115,000 liability (original liability of $165,000 was settled for $115,000 pursuant to agreement dated May 27, 2011) to a software vendor (“Vendor”), and the Company issued to the Vendor, as partial consideration for this assumption, 15,000 shares of its restricted common stock. As a condition to closing this asset sale, the Company placed 200,000 shares of its common stock in escrow, pending the Purchaser’s taking full possession of Syncpointe software related assets held by the Vendor. The Syncpointe assets did not generate any revenues for the Company in 2011.

NOTE F – RELATED PARTY TRANSACTIONS

          From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $53,650 and $654,155 at December 31, 2012 and 2011, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

          The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the year ended December 31, 2012, the Company amortized $259,259 of this deferred cost to consulting expense.

          The initial term of this agreement is for five years, and renews for additional one year terms if approved by both parties. During this agreement’s term and at the Company’s expense, iTella, Inc. will be provided an office and administrative support in Weston, Florida. iTella, Inc’s. compensation consists of the following:

1.	Annual cash payments of $150,000, payable monthly;
2.

Employees of Consultant may be eligible for grants of stock options pursuant to the Company’s 2009 Equity Incentive Plan, in such amounts as may from time to time be determined by the Company, at its sole discretion; and

3.	Reimbursement of reasonable, related business expenses.

          Expenses under the Restated Consulting Services Agreement (excluding the amortization of deferred costs referred to above) for years ended December 31, 2012 and 2011, respectively, were $233,804 and $429,274 recorded as part of consulting expenses.

          As of December 31, 2012 and 2011, advances from iTella (a related party) were $122,079 and $429,274, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

          Effective June 21, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., for $850,000. The Company did not receive any cash in the transaction. As consideration for the sale of the 800.com, the Company reduced a liability payable to Steven Ivester by $850,000 and the gain on the sale of the domain of $618,945 was credited to additional paid in capital.

          Pursuant to a consulting agreement with Mr. Warren Gilbert (“Gilbert”), who is the president of Gilder Funding Corp., a shareholder of the Company, on June 1, 2011 Gilbert was issued 1,600,000 shares of the Company’s common stock. These shares were valued at $0.19 per share or $304,000, and has been reflected as additional paid-in capital on the Company’s consolidated balance sheet, and noncash charge included in Compensation, consulting and related expenses in the the Company’s Consolidated statement of operations.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE G – NOTES PAYABLE

          At December 31, 2012 and 2011, notes payable consisted of the following:

	2012	2011

Promissory notes payable - shareholders	$497,803	$536,990
Secured note payable - Gilbert/Sperling	648,510	-
Convertible note payable - St George	327,414	-
Convertible note payable - JMJ Financial	55,000	-
Note payable - Vanderbur	40,000	-
Note payable - AFS/IBEX Bank	12,463	10,193
Note payable - Abundance Partners LLC	-	102,413
Note payable - Dell Computer	42,821	42,821
Original issue discounts	(36,667)	-

Total notes payable	1,587,344	692,417

Less current portion of notes payable	(1,146,027)	(692,417)

Noncurrent portion of notes payable	$441,317	$-

          The noncurrent portion of notes payable is scheduled to be paid in the amounts of $237,922 and $203,395 in 2014 and 2015, respectively.

Promissory Notes Payable - Shareholders

          As of December 31, 2012 and 2011, the Company had short-term unsecured promissory notes from various shareholders totaling $497,803 and $536,990, respectively. $75,000 and $50,000 of these unsecured advances bear interest at 6% and 12% per year, respectively. The remaining unsecured advances are not interest bearing.

Secured Note Payable – Gilbert/Sperling

          Effective October 1, 2012 the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 15,000,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12% per year, and are due in equal weekly installments through October 1, 2015. The 15,000,000 shares were recorded at a value of $900,000, and are classified on the Company’s balance sheets as a deferred cost. For the year ended December 31, 2012, the Company amortized $75,000 of this deferred cost to interest expense.

Convertible Notes Payable – St George Investments

          On March 30, 2012, the Company entered into a convertible promissory note with St George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company. The St George Investments note conversion notice contains a Beneficial Conversion Feature (BCF). The Company accordingly recorded a BCF of $298,077, as a credit to additional paid in capital with offsetting amounts of $187,500 to other expense and $110,577 to debt discount, a contra liability account, which was written off by September 30, 2012, the maturity date of the St George Note. The Company also recognized an additional original-issue debt discount of $135,127, which was charged to other expense by September 30, 2012.

          The St George Note bears interest at the rate of 8% per annum, compound daily. All interest and principal was due on September 30, 2012. The St George Note was convertible into common stock, at St George Investments’ option, at a fixed conversion price of $0.375 per share from March 30, 2012 until September 1, 2012, and commencing September 2, 2012 the conversion price is 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. Upon the occurrence of an event of default, (i) the outstanding balance shall increase to 112.5% of the outstanding balance immediately prior to the occurrence of such event of default; provided, however, that such increase may not be applied more than twice, and (ii) this St George Note shall accrue interest until the outstanding balance is repaid in full at the rate of 1% per month (or 12% per annum), compounding daily, whether before or after judgment.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

          St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company by providing one or more written notices thereof to the Company but not exceed 953,846 shares. The St George Investments converted total of $426,206 of accrued interest, penalty and principal amount during the year ended December 31, 2012 and returned $58,486 or 953,846 shares of conversion made in September 2012. See Note L for related litigation.

          The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note H.

Convertible Notes Payable – JMJ Financial

          On August 22, 2012, the Company entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for a principal balance of $220,000. The principal sum of the note consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. At December 31, 2012 the Company had drawn down $55,000.

          The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount.

          The Company has identified embedded derivatives related to the JMJ Note. These embedded derivatives include certain conversion features and reset provisions. See Note H.

Note Payable – Vanderbur

          On June 22, 2012, the Company entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on December 22, 2012. The Company was required to pay a $5,000 participation fee to execute the note and the Company issued the bearer 62,500 shares of Data Jack common stock as additional cost of entering the note. The terms of the note will allow the Company to add additional $25,000 tranches of debt up to a maximum of $100,000. The total loan cost of $8,750 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012.

          On September 7, 2012, the Company entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on October 20, 2012, and remains unpaid. The Company has committed to pay a $5,000 participation fee to execute the note and the Company has committed to issue the bearer 20,000 shares of Data Jack common stock as additional cost of entering the note. The total loan cost of $7,400 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012.

Other Note Obligations

          The AFS/IBEX note is associated with an insurance policy, is repayable in equal monthly payments of $2,128 through June 2013, is unsecured, and bears interest at 8.3% per year.

          On January 23, 2012, the Company settled the outstanding note payable due to Abundance Partners LP by issuing 200,000 shares of its common stock.

          The Dell Financial note is related to a disputed computer purchase in 2007.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE H – DERIVATIVE LIABILITIES

          The Company’s St George Note and JMJ Note can be convertible into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; and (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note.

          The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provisions, requiring the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to fair value as of each subsequent reporting date.

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

          At December 31, 2012, the Company marked to market the fair values of these debt derivatives and determined a fair value of $916,646. The Company recorded a loss from change in fair value of debt derivatives of $616,519. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 185% to 216%, (3) weighted average risk-free interest rate of 0.12% to 0.15%, (4) expected life of 0.00 to 0.64 year, and (5) estimated fair value of the Company’s common stock of $0.035 to $0.041 per share.

NOTE I – FINANCING AND OTHER TRANSACTIONS

          During the years ended December 31, 2012 and 2011, the Company issued 3,845,000 and 12,442,000 shares of common stock for services rendered that were valued at $1,693,349 and $2,363,979, respectively.

          During the years ended December 31, 2012 and 2011, the Company completed private placements with a number of investors for aggregate gross proceeds of $691,908 and $1,234,350, representing 14,721,340 and 9,440,750 common shares, respectively.

          During the years ended December 31, 2012 and 2011, the Company issued 11,125,693 and 9,000,000 of its common shares to convert outstanding debt in the amount of $676,951 and $1,858,759, respectively.

          During the ended December 31, 2012, the Company issued an additional 25,528,636 shares of common stock valued at $1,740,054, as follows:

  8,852,500 shares valued at $192,726 were issued to a related party for prepaid consulting expenses;
  8,000,000 shares valued at $720,000 were issued to a related party for restructuring an consulting agreement;
  8,676,136 shares valued at $827,329 were issued to eight shareholders to reduce the stock payable liability;

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

          During the year ended December 31, 2011, the Company purchased the Domain Name Sparksfly.com for a cash payment of $5,000, plus 40,000 of the Company’s restricted common shares valued at $20,000.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE J – EQUITY INCENTIVE PLAN

          The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of Data Jack, Inc. and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009. No options have been granted under the Plan through December 31, 2012, however, awards totaling 4,994,000 shares of the Company’s registered common stock have been granted under the Plan.

NOTE K – INCOME TAXES

          The components of the Company's income tax expense (benefit) are as follows:

Years ended
	December 31, 2012	December 31, 2011

Current benefit	$-	$-
Deferred benefit	-	-
Net income tax benefit	$-	$-

          The Company's income tax expense (benefit) at the statutory rate was substantially equal to the reported income tax expense (benefit). The Company is only subject to federal income taxes.

          At December 31, 2012, the Company's net deferred tax asset consisted of the following:

Net operating loss carryforward	$7,887,181
Less valuation allowance	(7,887,181)
Total	$-

          The Company's net operating loss carry forward for federal income tax purposes was approximately $23,198,562 as of December 31, 2012, expiring beginning in 2022. In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

          The Company has filed corporate income tax returns through 2011 and has filed an extension for 2012.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases

          The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL. These leases expire on February 28, 2015 and February 28, 2013, respectively. Management did not renewed the Fort Lauderdale lease, and the Company instead began leasing alternate office space in Fort Lauderdale, Florida. This new lease expires in March, 2016.

          Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the years ended December 31, 2012 and 2011 was $131,261 and $107,576, respectively.

          Commitments for minimum rentals under non-cancelable leases at December 31, 2012 are as follows:

2013	$86,935
2014	86,935
2015	41,969
2016 and thereafter	5,496
Total	$221,335

Consulting Agreements

          See Note F for a discussion of the Consulting Services Agreement with iTella, Inc. and the Consulting Agreement with Mr. Warren Gilbert.

Letter of Credit

          As of December 31, 2012 and 2011, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at December 31, 2012 and 2011, is classified as restricted cash, a non-current asset.

Litigation

          In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range.

          DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. (subsequently renamed Data Jack, Inc.) and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company’s responses to the Amended Complaint are due to be filed on May 7, 2013.

          The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. (subsequently renamed Data Jack, Inc.) and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to unspecified damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The case is now in discovery, and settlement negotiations are underway.

DATA JACK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

     The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc. (subsequently renamed Data Jack, Inc.), filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter. We will aggressively defend the Company against these claims.

     The ultimate outcome of these lawsuits can not determined as of the filing date of this report. However, management believes that the outcome of the above litigation will not have a material impact on the Company’s financial position or results of operations.

Stock Payable

     At December 31, 2012 and 2011, the Company recorded a stock payable of $985,153 and $644,350, respectively. The stock payable represents amounts that the Company has an obligation to issue common shares for in the future.

NOTE M – SUBSEQUENT EVENTS

     From January 1, 2013 through April 16, 2013, the Company sold 3,507,500 shares of its common stock in private transactions for aggregate gross proceeds of $67,900. The Company also issued 80,000 shares for debt conversions.

     Effective January 17, 2013, DataJack, Inc. sold substantially all of the intangible assets of WQN to Business Telecommunications Services, Inc., a Florida corporation. The assets included in the sale included all intellectual rights of WQN, including trade names and trademarks. and all rights and interests to and in the all customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of the following products: My WQN, Easy Talk, Premium, Value, EasyTalk Mexico, EasyTalk Cuba, ValuTalk and IndiaTalk and also including all current and previously registered Customers as well as all databases. The purchase price of $250,000 will be paid to DataJack in four installment payments. As of April 16, 2013, the asset sale transaction is pending FCC approval. The WQN intangible assets sold had no remaining net book value at December 31, 2012.