Form 10-Q
period 2013-03-31
DataJack, Inc.
filed 2013-05-20
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	000-31757	90-0781437
(State of Other Jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification
Incorporation)		No.)

14911 Quorum Drive, Suite 370, Dallas, Texas 75254
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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 20, 2013 is 128,868,156.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,922	$23,886
Accounts receivable, net	8,412	13,022
Inventory	3,534	5,148
Prepaid expenses and deposits	107,727	100,424
Total current assets	129,595	142,480

Restricted cash	150,000	150,000
Property and equipment, net	202,520	223,260
Deferred cost, net	1,379,630	1,565,741
Other intangibles, net	43,239	44,809

TOTAL ASSETS	$1,904,984	$2,126,290

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$971,049	$780,849
Accrued expenses	222,080	223,946
Unearned revenue	157,920	153,930
Advances from related parties	162,461	175,729
Stock-based payable	985,153	985,153
Current portion of notes payable	1,275,306	1,146,027
Derivative liability	541,796	916,646
Other current liabilities	75,000	-
Total current liabilities	4,390,765	4,382,280

Noncurrent portion of notes payable	388,580	441,317

TOTAL LIABILITIES	4,779,345	4,823,597

Shareholders' deficit:
Common stock - $0.001 par value; 200,000,000 shares authorized; 113,368,156 and 109,780,656 shares issued and 113,268,156 and 109,680,656 shares outstanding at March 31, 2013 and December 31, 2012, respectively	113,368	109,781
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	20,558,353	20,489,589
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(23,446,082)	(23,196,677)
Total shareholders' deficit	(2,874,361)	(2,697,307)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,904,984	$2,126,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$576,520	$653,380

Cost of sales	480,620	495,582

Gross profit	95,900	157,798

Operating expenses:
Compensation, consulting and related expenses	405,179	2,286,170
General and administrative expenses	192,772	520,945
Depreciation and amortization	22,309	39,254
Total operating expenses	620,260	2,846,369

Loss from operations	(524,360)	(2,688,571)

Other (income) expense:
Interest and financing expense	177,156	45,337
Amortization of debt discount	18,334	-
Gain from change in derivative liability	(470,445)	-
Gain on disposition assets	-	(100,000)
Total other (income) expense, net	(274,955)	(54,663)

Loss before income taxes	(249,405)	(2,633,908)

Income tax expense	-	-

Net loss	$(249,405)	$(2,633,908)

Basic and diluted loss per share:

Net loss per share	$(0.00)	$(0.04)

Weighted average number of shares outstanding	111,038,795	62,961,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
For Three Months Ended March 31, 2013
(unaudited)

						Total
	Common Stock		Additional Paid-	Treasury	Accumulated	Shareholders
	Shares	Amount	in Capital	Stock	Deficit	Deficit
Balance as of December 31, 2012	109,780,656	109,781	20,489,589	(100,000)	(23,196,677)	(2,697,307)

Common stock issued for settlement of obligation due to related party	62,500	62	1,813	-	-	1,875
Common stock issued for cash	3,445,000	3,445	64,455	-	-	67,900
Common stock issued for debt conversion	80,000	80	2,496	-	-	2,576
Net loss for three month ended March 31, 2013	-	-	-	-	(249,405)	(249,405)

Balances as of March 31, 2013	113,368,156	$113,368	$20,558,353	$(100,000)	$(23,446,082)	$(2,874,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(249,405)	$(2,633,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of assets	-	(100,000)
Gain from change in derivative liability	(470,445)	-
Depreciation and amortization	22,309	39,254
Noncash interest expense	157,712	-
Noncash consulting expense	111,111	1,535,550
Amortization of debt discount	18,334	-

Changes in operating assets and liabilities:
Accounts receivable	4,610	-
Inventory	1,614	22,319
Prepaid expenses and deposits	(7,304)	7,499
Accounts payable	190,201	42,760
Accrued expenses	2,166	34,538
Related party advances	(11,393)	128,667
Stock payable	-	178,000
Unearned revenue	3,990	(20,360)
Net cash used in operating activities	(226,500)	(765,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,764)
Proceeds from sale of assets	75,000	100,000
Net cash provided by investing activities	75,000	94,236

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	67,900	378,333
Proceeds from promissory note issuances	124,320	200,113
Repayment of notes payable	(54,684)	-
Net cash provided by financing activities	137,536	578,446

Net decrease in cash and cash equivalents	(13,964)	(92,999)
Cash and cash equivalents at beginning of period	23,886	92,999
Cash and cash equivalents at end of period	$9,922	$-

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$19,386	$181

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$-	$390,000
Issuance of common stock for accounts payable, debt settlement and debt conversions	$2,576	$240,664
Issuance of common stock for settlement of obligation due related party	$1,875	$240,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – BUSINESS

Description of Business

DataJack, Inc. (formerly Quamtel, Inc.) and its subsidiaries (the “Company”) was incorporated in 1999 under the laws of Nevada as a communications company offering, a comprehensive range of mobile broadband and communications products.

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

Effective January 17, 2013, DataJack, Inc. sold substantially all of the intangible assets of WQN to Business Telecommunications Services, Inc., a Florida corporation. The assets included in the sale included all intellectual rights of WQN, including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of the following products: My WQN, Easy Talk, Premium, Value, EasyTalk Mexico, EasyTalk Cuba, ValuTalk and IndiaTalk and also including all current and previously registered Customers as well as all databases. The purchase price of $250,000 will be paid to DataJack in four installment payments. As of May 20, 2013, the asset sale transaction is pending FCC approval, however the Company has recorded a $75,000 cash deposit as other current liabilities as of March 31, 2013. The WQN intangible assets sold had no remaining net book value at December 31, 2012.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2012 contained herein have been derived from audited financial statements.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DataJack, Inc. and its wholly owned subsidiaries WQN Inc., Data Jack, Inc. (incorporated in the State of Texas), and Novotel, Inc. All significant intercompany transactions and balances have been eliminated. The Company makes operating decisions, assesses performance and manages the business as one reportable segment

Revenue Recognition

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of March 31, 2013 and December 31, 2012, the Company recorded unearned revenue of $157,920 and $153,930, respectively.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potential shares issuable upon conversion of convertible debt of 15,281,105 have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation as of March 31. 2013.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 was zero.

Inventories

Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At March 31, 2013 and December 31, 2012, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

            Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liability	$-	$-	$541,796	$541,796
Total	$-	$-	$541,796	$541,796

            The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2013.

Derivative
Liability
Balance, December 31, 2012	$916,646

Fair value of embedded derivative in connection with convertible notes at inception	95,595

Mark-to-market at March 31, 2013	(470,445)

Balance, March 31, 2013	$541,796

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $279,405 and $2,633,908 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company has reported an accumulated deficit of $23,446,082 and a working capital deficit of $4,261,170, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2013 and December 31, 2012, respectively, property and equipment consisted of the following:

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

	March 31,	December 31,
	2013	2012

Computers and equipment	$539,999	$539,999
Furniture & Fixtures	16,346	16,346
Total	556,345	556,345
Less accumulated depreciation	(353,825)	(333,085)
Total	$202,520	$223,260

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $20,740 and $27,138, respectively.

NOTE 5 – OTHER INTANGIBLES

At March 31, 2013 and December 31, 2012, respectively, intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	169,827
Less accumulated amortization	(46,903)	(45,333)
Less impairment charges	(79,685)	(79,685)

Other intangibles, net of accumulated amortization	$43,239	$44,809

Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $1,570 and $12,116, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $4,757 and $53,650 at March 31, 2013 and December 31, 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

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

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the three months ended March 31, 2013, the Company amortized $111,111 of this deferred cost to consulting expense.

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

As of March 31, 2013 and December 31, 2012, advances from iTella (a related party) were $157,704 and $122,079, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

During the three months ended March 31, 2013, the Company issued 62,500 shares of its common stock in settlement of related party obligations of $1,875.

NOTE 7 – NOTES PAYABLE

At March 31, 2013 and December 31, 2012, notes payable consisted of the following:

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

	March 31,	December 31,
	2013	2012
Promissory notes payable - shareholders	$597,803	$497,803
Secured note payable - Gilbert/Sperling	603,063	648,510
Convertible note payable - St George	337,237	327,414
Convertible note payable - JMJ Financial	82,500	55,000
Note payable - Vanderbur	40,000	40,000
Note payable - AFS/IBEX Bank	6,295	12,463
Note payable - Dell Computer	42,821	42,821
Original issue discounts	(45,833)	(36,667)
Total notes payable	1,663,886	1,587,344
Less current portion of notes payable	(1,275,306)	(1,146,027)
Noncurrent portion of notes payable	$388,580	$441,317

The noncurrent portion of notes payable is scheduled to be paid in the amounts of $249,244 and $139,336 as of March 31, 2014 and 2015, respectively.

Promissory Notes Payable - Shareholders

As of March 31, 2013 and December 31, 2012, the Company had short-term unsecured promissory notes from various shareholders totaling $597,803 and $497,803, respectively. $75,000 and $50,000 of these unsecured advances bear interest at 6% and 12% per year, respectively. The remaining unsecured advances are non-interest bearing.

Secured Note Payable – Gilbert/Sperling

Effective October 1, 2012, the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 15,000,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12% per year, and are due in equal weekly installments through October 1, 2015. The 15,000,000 shares were recorded at a value of $900,000, and are classified on the Company’s balance sheets as a deferred cost. For the three months ended March 31, 2013, the Company amortized $75,000 of this deferred cost to interest expense.

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

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company by providing one or more written notices thereof to the Company but not exceed 953,846 shares. The St George Investments converted total of $426,206 of accrued interest, penalty and principal amount during the year ended December 31, 2012 and returned $58,486 or 953,846 shares of conversion made in September 2012. See Note 10 for related litigation.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 8.

Convertible Notes Payable – JMJ Financial

The Company entered into a convertible promissory notes with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. At March 31, 2013 and December 31, 2012 the Company had drawn down $82,500 and $55,000, respectively.

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

The Company has identified embedded derivatives related to the JMJ Note. These embedded derivatives include certain conversion features and reset provisions. See Note 8.

Note Payable – Vanderbur

On June 22, 2012, the Company entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on December 22, 2012. The Company was required to pay a $5,000 participation fee to execute the note and the Company issued the bearer 62,500 shares of DataJack common stock as additional cost of entering the note. The terms of the note will allow the Company to add additional $25,000 tranches of debt up to a maximum of $100,000. The total loan cost of $8,750 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

On September 7, 2012, the Company entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on October 20, 2012, and remains unpaid. The Company has committed to pay a $5,000 participation fee to execute the note and the Company has committed to issue the bearer 20,000 shares of DataJack common stock as additional cost of entering the note. The total loan cost of $7,400 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012.

Other Note Obligations

The AFS/IBEX note is associated with an insurance policy, is repayable in equal monthly payments of $2,128 through June 2013, is unsecured, and bears interest at 8.3% per year.

The Dell Financial note is related to a disputed computer purchase in 2007.

NOTE 8– DERIVATIVE LIABILITIES

The Company’s St George Note and JMJ Note can be converted into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; and (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note.

The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provisions, requiring the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to fair value as of each subsequent reporting date.

At the inception of these convertible notes, the Company determined the aggregate fair value of $395,722 of embedded derivatives. The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151% to 266%, (3) weighted average risk-free interest rate of 0.14 % to 0.19%, (4) expected life of 0.08 to 0.99 year, and (5) estimated fair value of the Company’s common stock of $0.065 to $0.125 per share.

The determined fair value of these debt derivatives of $395,722 at inception dates were charged as a debt discount up to the net proceeds of the convertible note with the remainder $115,000 and $70,595 charged to the operations during 2012 and 2013, respectively, as non-cash interest expense.

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

At March 31, 2013, the Company marked to market the fair values of these debt derivatives and determined a fair value of $541,796. The Company recorded a gain from change in fair value of debt derivatives of $470,445. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234% to 282%, (3) weighted average risk-free interest rate of 0.11% to 0.14%, (4) expected life of 0.00 to 0.83 year, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.052 per share.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9– STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2013, the Company issued 62,500 shares of common stock in settlement of a related party obligation.

During the three months ended March 31, 2013, the Company issued 3,445,000 shares of common stock for cash.

During the three months ended March 31, 2013, the Company issued 80,000 shares of common stock in settlement of $2,576 notes payable due to JMJ.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range.

DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff. On May 7, 2013, DataJack, together with its transfer agent, filed a motion to dismiss Counts II, III, and V, and strike portions of Counts I and IV, of the Amended Complaint. Briefing on the motion to dismiss is due to be completed on June 30, 2013, and rulings are expected within few months thereafter.

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to unspecified damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The case is now in discovery, and settlement negotiations are underway.

The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc. (subsequently renamed DataJack, Inc.), filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter. We will aggressively defend the Company against these claims.

The ultimate outcome of these lawsuits cannot determined as of the filing date of this report. However, management believes that the outcome of the above litigation will not have a material impact on the Company’s financial position or results of operations.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 11 – SUBSEQUENT EVENTS

On April 18, 2013, the Company issued an aggregate of 350,000 shares of its common stock in settlement of $7,000 related party debt.

On April 29, 2013, the Company issued an aggregate of 15,000,000 shares of its common stock in settlement of accrued stock payable (see Note 7).

On April 29, 2013, the Company issued 100,000 shares of its common stock for settlement of $3,000 due to Itella.

On May 10, 2013, the Company issued 50,000 shares of its common stock in settlement of $1,000 notes payable.

During the month of April, the Company received an aggregate of $240,000 short term related party loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, the ("SEC") on April 16, 2013.

            When used in this quarterly report, the terms the “Company,” “DataJack,” “we,” “our,” and “us” refers to DataJack, Inc. formerly known as Quamtel, Inc., a Nevada corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013.

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

Results of Operations for the Three Months ended March 31, 2013 Compared to the Same Period in 2012

Revenues

            Our revenues for the three months ended March 31, 2013 and 2012 were $576,520 and $653,380, respectively. Revenues for the three months ended March 31, 2013 decreased over the same period in 2012 by 12% due to a decrease in calling card PIN revenue in the current quarter over the same quarter last year. We have been directing more marketing resources into growing the DataJack business. The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

            Cost of sales totaled $480,620 and $495,582 for the three months ended March 31, 2013 and 2012, respectively. This resulted in gross profit of $95,900 (17%) and $157,798 (24%) for the respective 2013 and 2012 periods. Gross profit has declined in 2013 compared to 2012 primarily due to declining profit margins in those core markets that the WQN calling card division services, and generates a substantial portion of its revenue from, which is a major reason why we are looking to exit the calling card division operations entirely. Additionally, we incurred one-time costs associated with the DataJack division’s updating its infrastructure from 3G to 4G.

Operating Expenses

            Operating expenses were $620,260 and $2,846,369 for the three months ended March 31, 2013 and 2012, respectively.

            Compensation and consulting expenses decreased to $405,179 for the three months ended March 31, 2013 compared to $2,286,170 for the same period in 2012. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. During 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

            General and administrative (“G&A”) expenses were $192,772 and $520,945 for the three months ended March 31, 2013 and 2012, respectively. The decrease primarily attributable to a decrease in public relations costs of $230,000 in the current period as compared to the same period, last year.

Other Income and Expense

            Other income and expenses increased to a net other income of $274,955 for the three months ended March 31, 2013 compared to a net other income of $54,663 for the three months ended March 31, 2012. The $220,292 increase is directly attributable to the gain from change in fair value of derivative liability of $470,445 during the three months ended March 31, 2013 as compared to nil for the same period last year, net with an increase in interest and finance expenses of $131,819 from $45,337 for the three months ended March 31, 2012 to $177,156 for the current period. In the three months ended March 31, 2013, the Company amortized $18,334 of debt discount and recorded a $157,712 non-cash interest relating our convertible debt as compared to nil the same period, last year.

Net Loss

            A decrease in compensation and consulting expenses, gain on derivative liability; off-set by increased financing expenses resulted in a net loss of $249,405 for the three months ended March 31, 2013, compared to a net loss of $2,633,908 for the same period in 2012.

Liquidity and Capital Resources

            Cash and cash equivalents were $9,922 at March 31, 2013. Our net cash used in operating activities for the three months ended March 31, 2013 was $226,500, due primarily to our net loss during this period.

            Cash provided by investing activities for the three months ended March 31, 2013 was comprised of a $75,000 deposit received for the sale of our of the intangible assets of WQN to Business Telecommunications Services, Inc.

            Our primary sources of funding for the three months ended March 31, 2013 have been (I) gross proceeds of $67,900 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $124,320 from the issuance of notes, net of (iii) repayments of notes of $54,684.

            At March 31, 2013, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

            Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $23,446,082 through March 31, 2013, and have been dependent on issuances of debt and equity instruments to fund our operations. We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy. However, there can be no certainty that we will be successful in this strategy. These factors raise substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2012, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

            We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2013.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.

            As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2013, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

            Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2013. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

            (b)      Changes in Internal Control over Financial Reporting.

            During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as of June 11, 2012, Leo Hinckley joined our Board of Directors as an independent director. We expect that the appointment of Mr. Hinkley will enhance our controls and procedures capabilities.

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

DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff. On May 7, 2013, DataJack, together with its transfer agent, filed a motion to dismiss Counts II, III, and V, and strike portions of Counts I and IV, of the Amended Complaint. Briefing on the motion to dismiss is due to be completed on June 30, 2013, and rulings are expected within few months thereafter.

            The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to unspecified damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. The Company believes the claims to be without merit and will aggressively defend same. The case is now in discovery, and settlement negotiations are underway.

            The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc. (subsequently renamed DataJack, Inc.), filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. We believe the claims to be without merit and have moved to dismiss this matter. We will aggressively defend the Company against these claims.

            The ultimate outcome of these lawsuits cannot determined as of the filing date of this report. However, management believes that the outcome of the above litigation will not have a material impact on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

            See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months of 2013, the Company issued 3,587,500 shares of common stock valued at $72,351 as follows:

•	3,445,000 shares were issued and sold to one accredited investor for net proceeds of $67,900;

•	80,000 shares valued at $2,576 were issued to one debt holder in settlement of debt;

•	62,500 shares valued at $1,875 were issued to reduce related party balances;

            These securities were offered and sold pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
No.

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document***
101 SCH	XBRL Schema Document***
101 CAL	XBRL Calculation Linkbase Document***
101 LAB	abels Linkbase Document***
101 PRE	XBRL Presentation Linkbase Document***
101 DEF	Definition Linkbase Document***

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

DATAJACK, INC.

Dated: May 20, 2013	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer,
Principal Financial Officer