Form 10-Q
period 2013-06-30
DataJack, Inc.
filed 2013-08-19
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 19, 2013 is 144,673,156.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$26,268	$23,886
Accounts receivable, net	12,576	13,022
Accounts receivable, other	79,661	-
Inventory	20,458	5,148
Prepaid expenses and deposits	99,966	100,424
Total current assets	238,929	142,480

Restricted cash	150,000	150,000
Property and equipment, net	182,419	223,260
Deferred costs, related parties	518,518	924,075
Other intangibles, net	41,670	44,809

Total assets	$1,131,536	$1,484,624

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$760,450	$780,849
Accrued expenses	207,497	223,946
Unearned revenue	-	153,930
Advances from related parties	370,711	175,729
Stock-based payable	285,153	985,153
Notes payable, current portion net of debt discount	936,105	504,361
Derivative liability	743,930	916,646
Total current liabilities	3,303,846	3,740,614

Notes payable, long term	340,051	441,317

Total liabilities	3,643,897	4,181,931

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 200,000,000 shares authorized; 144,773,156 and 109,780,656 shares issued and 144,673,156 and 109,680,656 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	144,773	109,781
Additional paid in capital	21,529,384	20,489,589
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated deficit	(24,086,518)	(23,196,677)
Total shareholders' deficit	(2,512,361)	(2,697,307)

Total liabilities and shareholders' deficit	$1,131,536	$1,484,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$500,890	$606,941	$1,077,410	$1,260,321

Cost of sales	362,939	517,698	843,559	1,013,280

Gross profit	137,951	89,243	233,851	247,041

Operating expenses:
Compensation, consulting and related expenses	357,098	546,060	762,277	2,832,230
General and administrative expenses	220,697	277,022	413,469	797,968
Depreciation and amortization	22,109	38,386	44,418	77,640
Total operating expenses	599,904	861,468	1,220,164	3,707,838

Loss from operations	(461,953)	(772,225)	(986,313)	(3,460,797)

Other income (expense):
Interest and finance expense	(235,335)	(5,878)	(353,347)	(51,215)
Amortization of debt discount	(80,267)	(242,788)	(156,934)	(242,788)
(Loss) gain on change in derivative liability	(130,131)	-	340,314	-

Loss on settlement of debt, related party	(190,670)	-	(190,670)	-
Gain on disposition of assets	457,920	-	457,109	100,000
Total income (expense), net	(178,483)	(248,666)	96,471	(194,003)

Loss before income taxes	(640,436)	(1,020,891)	(889,841)	(3,654,800)

Income taxes	-	-	-	-

Net loss	$(640,436)	$(1,020,891)	$(889,841)	$(3,654,800)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of shares outstanding-basic and diluted	127,000,024	73,468,448	119,043,681	68,215,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(unaudited)

			Additional
	Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2012	109,780,656	$109,781	$20,489,589	$(100,000)	$(23,196,677)	$(2,697,307)
Common stock issued for settlement of obligation due related party	5,267,500	5,267	275,045	-	-	280,312
Common stock issued for settlement of stock based payable	15,000,000	15,000	685,000	-	-	700,000
Common stock issued as collateral in connection with note payable	10,000,000	10,000	(10,000)	-	-	-
Common stock issued for cash	4,645,000	4,645	87,255	-	-	91,900
Common stock issued for debt conversion	80,000	80	2,495	-	-	2,575
Net loss	-	-	-	-	(889,841)	(889,841)
Balance, June 30, 2013	144,773,156	$144,773	$21,529,384	$(100,000)	$(24,086,518)	$(2,512,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(889,841)	$(3,654,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,418	77,640
Gain on disposition of assets	(457,109)	(100,000)
Loss on settlement of debt	190,670	-

Non-cash interest	123,670	-
Non cash consulting expense	-	1,583,550
Amortization of deferred cost	405,557	37,037
Amortization of debt discount	156,934	242,788
Gain on change in fair value of derivative liability	(340,314)	-
Changes in operating assets and liabilities:
Accounts receivable	446	1,500
Inventory	(15,310)	12,200
Prepaid expenses	458	17,452
Accounts payable	(20,399)	88,904
Accrued expenses	(13,874)	72,057
Related party advances	21,857	119,670
Stock payable	-	248,100
Unearned revenue	3,990	(20,413)
Net cash used in operating activities	(789,347)	(1,274,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,499)	(6,294)
Disposition of assets	221,589	100,000
Net cash provided by investing activities	219,090	93,706

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	91,900	532,708
Proceeds from convertible notes payable	32,000	-
Proceeds from promissory note issuances	513,373	609,451
Repayment of notes payable	(64,634)	(10,193)
Net cash provided by financing activities	572,639	1,131,966

Net increase (decrease) in cash and cash equivalents	2,382	(48,643)

Cash and cash equivalents at beginning of period	23,886	92,999
Cash and cash equivalents at end of period	$26,268	$44,356

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$254

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$-	$610,000
Issuance of common stock for accounts payable, debt settlement and debt conversions	$982,887	$589,165
Beneficial conversion feature credited to additional paid in capital	$-	$298,077
Gain on sale of assets to related party credited to additional paid in capital	$-	$618,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Effective January 17, 2013, we attempted to sell substantially all of the intangible assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to Business Telecommunications Services, Inc. for $250,000 subject to agreed adjustments and contingent liabilities and payment based on a prescribed installment schedule and subject to FCC approval of the transaction. The transaction was never consummated since both parties rescinded the agreement prior to FCC approval.

Effective June 5, 2013, DataJack, Inc. sold certain intangible and other assets of ITG, Inc. to iTalk, Inc. The assets included in the sale were certain domain names, licenses, service contracts including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of VoIP, ITG, EasyTalk and Valucom .The purchase price of $300,000. The tangible and intangible assets sold had no remaining net book value prior to the transaction.

The assets sold primarily related to brands focused on convenient features and the delivery of low cost international calls to consumers and businesses. The sales transaction did not include the transfer of any of the Company’s employees or the VOIP switching equipment since these resources are still being used for the Company’s remaining business. The Company also determined that the assets sold and related cash flows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. As a result, the Company has concluded the transaction did not qualify as discontinued operations.

As a result of the sale, the Company adjusted the remaining deferred income applicable to the assets sold as described above resulting in a total gain on sale of domain name of $457,920. As of June 30, 2013, the Company has an outstanding receivable of $79,661 from the acquirer as shown as current asset in the Company’s June 30, 2013 balance sheet.

The Company has estimated the customer base sold accounted for approximately 47% of the Company’s consolidated revenues in 2012.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of June 30, 2013 and December 31, 2012, the Company recorded unearned revenue of $-0- and $153,930, respectively.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potential shares issuable upon conversion of convertible debt of 12,694,777 have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation as of June 30, 2013.

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

Reclassificaitons

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net income.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2013 and December 31, 2012 was zero.

Inventories

Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At June 30, 2013 and December 31, 2012, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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
JUNE 30, 2013

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

     Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liability	$-	$-	$743,930	$743,930
Total	$-	$-	$743,930	$743,930

     The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2013.

Derivative
Liability

Balance, December 31, 2012	$916,646

Fair value of embedded derivative in connection with convertible notes at inception	167,598

Mark-to-market at June 30, 2013	(340,314)

Balance, June 30, 2013	$743,930

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

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

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $889,841 and $3,654,800 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company has reported an accumulated deficit of $24,086,518 and a working capital deficit of $3,064,917, and has been dependent on issuances of debt and equity instruments to fund its operations.

The Company intends to increase its future profitability and seek new sources or methods of revenue to pursue its business strategy. However, the Company believes that anticipated revenues from operations will continue to be insufficient to satisfy its ongoing capital requirements for at least the next 12 months. Therefore, our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans or equity.

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

These factors raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2013 and December 31, 2012, respectively, property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012

Computers and equipment	$535,465	$539,999
Furniture & Fixtures	16,346	16,346
Total	551,811	556,345
Less accumulated depreciation	(369,392)	(333,085)
Total	$182,419	$223,260

Depreciation expense for the three and six months ended June 30, 2013 amounted to $20,539 and $41,278, respectively and for the three and six months ended June 30, 2012 amounted to $27,049 and $54,188, respectively.

During the six months ended June 30, 2013, the Company disposed of certain property and equipment for a net proceeds of $1,250 and recorded a loss on disposal of $811.

NOTE 5 – OTHER INTANGIBLES

At June 30, 2013 and December 31, 2012, respectively, intangible assets consisted of the following:

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

	June 30,	December 31,
	2013	2012
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	169,827
Less accumulated amortization	(48,472)	(45,333)
Less impairment charges	(79,685)	(79,685)

Other intangibles, net of accumulated amortization	$41,670	$44,809

Amortization expense for the three and six months ended June 30, 2013 amounted to $1,570 and $3,140, respectively and for the three and six months ended June 30, 2013 amounted to $11,336 and $23,452, respectively.

During the six months ended June 30, 2013, the Company sold certain domain names and other intangible assets with $-0- book value for $300,000. In conjunction with the sale, the Company adjusted the related deferred revenue to a carrying value of $-0-. Accordingly, the Company recorded a gain on sale of domain names in an aggregate of $457,920.

NOTE 6 – RELATED PARTY TRANSACTIONS

Steven Ivester, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $175,507 and $53,650 at June 30, 2013 and December 31, 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

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

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the six months ended June 30, 2013, the Company amortized $405,557 of this deferred cost to consulting expense. As of June 30, 2013 and December 31. 2012, the unamortized balance of the deferred costs was approximately $518, 518 and $924,075, respectively.

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

During the six months ended June 30, 2013, the Company issued an aggregate of 15,000,000 shares of its common stock in settlement of $700,000 of outstanding related stock based payable.

As of June 30, 2013 and December 31, 2012, advances from iTella (a related party) were $195,204 and $122,079, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

During the six months ended June 30, 2013, the Company issued an aggregate of 5,267,500 shares of its common stock in settlement of related party obligations of $89,642. In connection with the settlement, the Company recorded a loss on settlement of related party debt of $190,670.

NOTE 7 – NOTES PAYABLE

At June 30, 2013 and December 31, 2012, notes payable consisted of the following:

	June 30,	December 31,
	2013	2012
Promissory notes payable - shareholders	$734,567	$497,803
Secured note payable - Gilbert/Sperling	577,813	648,510
Convertible note payable - St George	347,354	327,414
Convertible note payable - JMJ Financial	82,500	55,000
Convertible note payable-LG Capital	32,000
Note payable - Vanderbur	40,000	40,000
Note payable - AFS/IBEX Bank	-	12,463
Note payable - Dell Computer	42,821	42,821
Debt discounts, including original issue discounts	(580,899)	(678,333)
Total notes payable	1,276,156	941,678
Less current portion of notes payable	(936,105)	(504,361)
Noncurrent portion of notes payable	$340,051	$441,317

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

As of June 30, 2013, the noncurrent portion of notes payable is scheduled to be paid in the amounts of $232,082 and $107,969 during the twelve months ending June 30, 2014 and 2015, respectively.

Promissory Notes Payable - Shareholders

As of June 30, 2013 and December 31, 2012, the Company had short-term unsecured promissory notes from various shareholders totaling $734,567 and $497,803, respectively. $75,000 and $50,000 of these unsecured advances bear interest at 6% and 12% per year, respectively. The remaining unsecured advances are non-interest bearing.

Secured Note Payable – Gilbert/Sperling

Effective October 1, 2012, the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 15,000,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12% per year, and are due in equal weekly installments through October 1, 2015. The 15,000,000 shares were recorded at a value of $700,000, and are classified on the Company’s balance sheets as a debt discount. For the three and six months ended June 30, 2013, the Company amortized $58,333 and $116,666 of this debt discount respectively. As of June 30, 2013 and December 31, 2012, the unamortized debt discount was $525,000 and $641,666 respectively.

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
JUNE 30, 2013

Convertible Notes Payable – JMJ Financial

The Company entered into a convertible promissory notes with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. At June 30, 2013 and December 31, 2012 the Company had drawn down $82,500 and $55,000, respectively.

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

Note Payable – LG Capital

On June 19, 2013, the Company entered into a $32,000, 8% per annum, note payable with LG Capital Funding, LLC. The principal together with the interest is due at maturity of March 19, 2014. The Company was required to issue 10,000,000 shares of its common stock to be held in escrow as collateral.

The LG Capital Note was convertible into common stock, at LG Capitals’ option, at a conversion price is 51% of the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 8.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Other Note Obligations

The AFS/IBEX note is associated with an insurance policy, is repayable in equal monthly payments of $2,128 through June 2013, is unsecured, and bears interest at 8.3% per year. The note was fully paid as of June 30, 2013.

The Dell Financial note is related to a disputed computer purchase in 2007.

NOTE 8– DERIVATIVE LIABILITIES

The Company’s St George, JMJ and LG Capital Notes can be converted into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note and c) at 51% of the average of the two lowest bid prices in the 10 trading days prior to the conversion for the LG Capital Note.

The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provisions, requiring the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to fair value as of each subsequent reporting date.

At the inception of these convertible notes, the Company determined the aggregate fair value of $467,725 of embedded derivatives. The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151% to 266%, (3) weighted average risk-free interest rate of 0.08 % to 0.19%, (4) expected life of 0.08 to 0.99 year, and (5) estimated fair value of the Company’s common stock of $0.065 to $0.125 per share.

The determined fair value of these debt derivatives of $467,725 at inception dates were charged as a debt discount up to the net proceeds of the convertible note with the remainder $115,000 and $110,598 charged to the operations during 2012 and 2013, respectively, as non-cash interest expense.

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

At June 30, 2013, the Company marked to market the fair values of these debt derivatives and determined a fair value of $743,930. The Company recorded a gain from change in fair value of debt derivatives of $340,314 for the six months ended June 30, 2013. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 258% (3) weighted average risk-free interest rate of 0.10% to 0.15%, (4) expected life of 0.50 to 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.065 per share.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 9– STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013, the Company issued an aggregate of 5,267,500 shares of common stock in settlement of a related party obligations of $89,642. In connection with the settlement, the Company recorded a loss on settlement of related party debt of $190,670.

During the six months ended June 30, 2013, the Company issued 4,645,000 shares of common stock for cash.

During the six months ended June 30, 2013, the Company issued 80,000 shares of common stock in settlement of $2,576 notes payable due to JMJ.

During the six months ended June 30, 2013, the Company issued an aggregate of 15,000,000 shares of its common stock in settlement of $700,000 of outstanding stock based payable.

During the six months ended June 30, 2013, the Company issued an aggregate of 10,000,000 shares as collateral in connection with issuance of the LG Capital note as described in Note 7 above.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range.

DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff. On May 7, 2013, DataJack, together with its transfer agent, filed a motion to dismiss Counts II, III, and V, and strike portions of Counts I and IV, of the Amended Complaint. Briefing on the motion to dismiss is due was completed on June 30, 2013, and rulings are expected within few months thereafter.

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
JUNE 30, 2013

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

Effective June 5, 2013, we sold certain intangible and other assets of WQN to iTalk, Inc., a Nevada corporation. The assets included in the sale were certain personal property, switching equipment, computer and related peripherals, software licenses, service contracts including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of VoIP, ITG, EasyTalk and Valucom .The purchase price of $300,000. The WQN tangible and intangible assets sold had no remaining net book value at June 30, 2013.

Results of Operations for the Three Months ended June 30, 2013 Compared to the Same Period in 2012

Revenues

            Our revenues for the three months ended June 30, 2013 and 2012 were $500,890 and $606,941, respectively. Revenues for the three months ended June 30, 2013 decreased over the same period in 2012 by 17% due to a decrease in calling card PIN revenue in the current quarter over the same quarter last year and loss of revenue due to the sale of certain domain names. We have been directing more marketing resources into growing the DataJack business. The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

            Cost of sales totaled $362,939 and $517,698 for the three months ended June 30, 2013 and 2012, respectively. This resulted in gross profit of $137,951 (28%) and $89,243 (15%) for the respective 2013 and 2012 periods. Gross profit has improved in 2013 compared to 2012 primarily due to reduction in our mix that the WQN calling card division services.

Operating Expenses

            Operating expenses were $599,904 and $861,468 for the three months ended June 30, 2013 and 2012, respectively.

            Compensation and consulting expenses decreased to $357,098 for the three months ended June 30, 2013 compared to $546,060 for the same period in 2012. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. During 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

            General and administrative (“G&A”) expenses were $220,697 and $277,022 for the three months ended June 30, 2013 and 2012, respectively. The decrease primarily attributable to a decrease in public relations costs of $69,000 in the 2012 period as compared $2,800 to the same period, current period.

Other Income and Expense

            Other income and expenses increased to a net other loss of $178,484 for the three months ended June 30, 2013 compared to a net other loss of $248,666 for the three months ended June 30, 2012. The $70,183 decrease is directly attributable to the gain from sale of assets of $457,920 in the current period , net with loss in change in fair value of derivative liability of $130,131 and loss on settlement of related party debt of $190,670 as compared to nil for the same period last year, net with an increase in interest and finance expenses of $229,457 from $5,878 for the three months ended June 30, 2012 to $235,335 for the current period. In the three months ended June 30, 2013, the Company amortized $80,267 of debt discount as compared to $242,788 for the same period, last year.

Net Loss

            A decrease in compensation and consulting expenses, gain on sale of domain name; off-set by increased financing expenses resulted in a net loss of $640,436 for the three months ended June 30, 2013, compared to a net loss of $1,020,891 for the same period in 2012.

Results of Operations for the Six Months ended June 30, 2013 Compared to the Same Period in 2012

Revenues

            Our revenues for the six months ended June 30, 2013 and 2012 were $1,077,410 and $1,260,321, respectively. Revenues for the six months ended June 30, 2013 decreased over the same period in 2012 by 15% due to a decrease in calling card PIN revenue in the current quarter over the same quarter last year and loss of revenue due to the sale of certain domain names. We have been directing more marketing resources into growing the DataJack business. The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

            Cost of sales totaled $843,559 and $1,013,280 for the six months ended June 30, 2013 and 2012, respectively. This resulted in gross profit of $233,851 (22%) and $247,041 (20%) for the respective 2013 and 2012 periods. Gross profit has improved in 2013 compared to 2012 primarily due to reduction in our mix that the WQN calling card division services.

Operating Expenses

            Operating expenses were $1,220,164 and $3,707,838 for the six months ended June 30, 2013 and 2012, respectively.

            Compensation and consulting expenses decreased to $762,277 for the six months ended June 30, 2013 compared to $2,832,230 for the same period in 2012. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. During 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

            General and administrative (“G&A”) expenses were $413,469 and $797,968 for the six months ended June 30, 2013 and 2012, respectively. The decrease primarily attributable to a decrease in public relations costs of $225,000 in the 2012 period as compared $11,000 to the same period, current period.

Other Income and Expense

            Other income and expenses increased to a net other income of $96,471 for the six months ended June 30, 2013 compared to a net other loss of $194,003 for the three months ended June 30, 2012. The $440,476 increase is directly attributable to the gain from sale of assets of $457,109 in the current period and gain in change in fair value of derivative liability of $340,314 and loss on settlement of related party debt of $190,670 as compared to nil for the same period last year, net with an increase in interest and finance expenses of $302,132 from $51,215 for the six months ended June 30, 2012 to $353,347 for the current period. In the six months ended June 30, 2013, the Company amortized $156,934 of debt discount as compared to $242,788 for the same period, last year.

Net Loss

            A decrease in compensation and consulting expenses, gain on sale of domain name; off-set by increased financing expenses resulted in a net loss of $889,841 for the six months ended June 30, 2013, compared to a net loss of $3,654,800 for the same period in 2012.

Liquidity and Capital Resources

            Cash and cash equivalents were $26,268 at June 30, 2013. Our net cash used in operating activities for the six months ended June 30, 2013 was $788,847, due primarily to our net loss during this period.

            Cash provided by investing activities for the six months ended June 30, 2013 was comprised of a $221,589 received for the sale of our of the intangible assets of ITG, Inc. to iTalk and other assets, net with equipment purchases of $2,499.

            Our primary sources of funding for the six months ended June 30, 2013 have been (I) gross proceeds of $91,900 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $544,873 from the issuance of notes, net of (iii) repayments of notes of $64,634.

            At June 30, 2013, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

            Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $24,086,518 through June 30, 2013, and have been dependent on issuances of debt and equity instruments to fund our operations. The Company believes that anticipated revenues from operations will continue to be insufficient to satisfy its ongoing capital requirements for at least the next 12 months. Therefore, our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans or equity.

            The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

            Accordingly, our prior independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2012, based on substantial doubt about our ability to continue as a going concern.

Capital Expenditure Commitments

            We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2013.

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

            We presently do not have sufficient available credit, bank financing or other external sources of liquidity. Due to our limited operating history and lack of substantial historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

            (a) Evaluation of Disclosure Controls and Procedures.

            As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2013, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

            Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2013. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

            (b) Changes in Internal Control over Financial Reporting.

            During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            DataJack, Inc. is a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. (subsequently renamed DataJack, Inc.) and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff. On May 7, 2013, DataJack, together with its transfer agent, filed a motion to dismiss Counts II, III, and V, and strike portions of Counts I and IV, of the Amended Complaint. Briefing on the motion to dismiss is due was completed by June 30, 2013, and rulings are expected within few months thereafter.

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

ITEM 1A. RISK FACTORS

            See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months of 2013, the Company issued 34,992,500 shares of common stock valued at $1,074,787 as follows:

•	4,645,000 shares were issued and sold to three accredited investors for net proceeds of $91,900;
•	80,000 shares valued at $2,575 were issued to one debt holder in settlement of debt;
•	5,267,500 shares valued at $280,312 were issued to reduce related party balances of $89,642;
•	15,000,000 shares valued at $700,000 were issued to reduce related party stock based payable;
•	10,000,000 shares were issued to be held as collateral towards a convertible note payable issued in the current period;

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

__________________________________
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

DATAJACK, INC.

Dated: August 19, 2013	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer,
Principal Financial Officer