Form 10-Q
period 2013-09-30
DataJack, Inc.
filed 2013-11-19
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2013 is 148,208,156.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,499	$23,886
Accounts receivable, net	7,934	13,022
Inventory	20,458	5,148
Prepaid expenses and deposits	70,380	100,424
Total current assets	117,271	142,480

Restricted cash	150,000	150,000
Property and equipment, net	155,511	223,260
Deferred costs, related parties	407,407	924,075
Other intangibles, net	40,100	44,809

Total assets	$870,289	$1,484,624

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$877,855	$780,849
Accrued expenses	232,652	223,946
Unearned revenue	-	153,930
Advances from related parties	401,711	175,729
Stock-based payable	284,953	985,153
Notes payable, current portion	1,070,040	504,361
Derivative liability	643,988	916,646
Total current liabilities	3,511,199	3,740,614

Notes payable, long term	289,286	441,317

Total liabilities	3,800,485	4,181,931

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 200,000,000 shares authorized; 148,208,156 and 109,780,656 shares issued and 138,108,156 and 109,680,656 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	148,208	109,781
Additional paid in capital	21,619,849	20,489,589
Common stock subscriptions	33,980	-
Treasury stock, 100,000 shares	(100,000)	(100,000)
Accumulated deficit	(24,632,233)	(23,196,677)
Total shareholders' deficit	(2,930,196)	(2,697,307)

Total liabilities and shareholders' deficit	$870,289	$1,484,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$330,882	$629,481	$1,408,292	$1,889,802

Cost of sales	184,367	481,995	1,027,926	1,495,275

Gross profit	146,515	147,486	380,366	394,527

Operating expenses:
Compensation, consulting and related expenses	335,122	512,821	1,097,399	3,345,051
General and administrative expenses	334,847	173,314	748,316	971,282
Depreciation and amortization	28,478	30,730	72,896	108,370
Total operating expenses	698,447	716,865	1,918,611	4,424,703

Loss from operations	(551,932)	(569,379)	(1,538,245)	(4,030,176)

Other income (expense):
Interest and finance expense	(36,050)	(11,750)	(389,397)	(62,965)
Amortization of debt discount	(80,423)	(311,190)	(237,357)	(553,978)
Penalty on convertible note	-	(174,014)	-	(174,014)
(Loss) gain on change in derivative liability	86,442	113,363	426,756	113,363
Gain on sale of domain names	-	-	457,109	-
Gain on settlement of debt	36,248	-	36,248	-
Loss on settlement of debt, related party	-	-	(190,670)	-
(Loss) gain on disposition of assets	-	-	-	100,000
Other income (expense)	-	52,821	-	52,821
Total income (expense), net	6,217	(330,770)	102,689	(524,773)

Loss before income taxes	(545,715)	(900,149)	(1,435,556)	(4,554,949)

Income taxes	-	-	-	-

Net loss	$(545,715)	$(900,149)	$(1,435,556)	$(4,554,949)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.06)

Weighted average number of shares outstanding-basic and diluted	145,642,993	91,199,410	128,007,552	75,932,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total
Balance, December 31, 2012	109,780,656	$109,781	$20,489,589	$-	$(100,000)	$(23,196,677)	$(2,697,307)
Common stock issued for settlement of obligation due related party	5,267,500	5,267	275,045	-	-	-	280,312
Common stock issued for settlement of stock based payable	15,000,000	15,000	685,000	-	-	-	700,000
Common stock subscribed				33,980	-	-	33,980
Common stock issued as collateral in connection with note payable	10,000,000	10,000	(10,000)	-	-	-	-
Common stock issued in settlement of domain name purchase	1,000,000	1,000	48,000	-	-	-	49,000
Common stock issued for cash	6,580,000	6,580	112,720	-	-	-	119,300
Common stock issued for debt conversion	580,000	580	19,495	-	-	-	20,075
Net loss	-	-	-	-	-	(1,435,556)	(1,435,556)
Balance, September 30, 2013	148,208,156	$148,208	$21,619,849	$33,980	$(100,000)	$(24,632,233)	$(2,930,196)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,435,556)	$(4,554,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,896	108,370
Loss (gain) on disposition of assets		(100,000)
Loss (gain) on settlement of debt	154,422	(52,821)
Gain on sale of domain name	(457,109)	-
Non cash interest	123,170	62,711
Penalty on convertible debt	-	174,014
Non cash consulting expense	-	1,747,350
Amortization of deferred cost	483,147	152,523
Amortization of debt discount	237,357	553,978
Gain on change in fair value of derivative liability	(426,756)	(113,363)
Changes in operating assets and liabilities:
Accounts receivable	84,749	(2,516)
Inventory	(15,310)	59,864
Prepaid expenses	30,044	(5,863)
Accounts payable	222,522	153,470
Accrued expenses	11,281	73,631
Related party advances	52,657	1,591
Stock payable	-	213,282
Unearned revenue	3,990	(40,822)
Net cash used in operating activities	(858,496)	(1,569,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,499)	(6,294)
Disposition of assets	221,589	100,000
Net cash provided by investing activities	219,090	93,706

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	153,280	656,608
Proceeds from convertible notes payable	32,000	-
Proceeds from promissory note issuances	513,373	736,430
Repayment of notes payable	(64,634)	(10,193)
Net cash provided by financing activities	634,019	1,382,845

Net (decrease) in cash and cash equivalents	(5,387)	(92,999)

Cash and cash equivalents at beginning of period	23,886	92,999
Cash and cash equivalents at end of period	$18,499	$-

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$254

Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$-	$680,079
Issuance of common stock for accounts payable, debt settlement and debt conversions	$986,887	$844,456
Beneficial conversion feature credited to additional paid in capital	$-	$298,077
Gain on sale of assets to related party credited to additional paid in capital	$-	$618,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Effective June 5, 2013, DataJack, Inc. sold certain intangible and other assets of ITG, Inc. to iTalk, Inc. The assets included in the sale were certain domain names, licenses, service contracts including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of VoIP, ITG, EasyTalk and Valucom. The purchase price of $300,000. The tangible and intangible assets sold had no remaining net book value prior to the transaction.

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

As a result of the sale, the Company adjusted the remaining deferred income applicable to the assets sold as described above resulting in a total gain on sale of domain name of $457,920. As of September 30, 2013, the Company has an outstanding payable of $14,227 from the acquirer as shown with accrued expenses in the Company’s September 30, 2013 balance sheet.

The Company has estimated the customer base sold accounted for approximately 47% of the Company’s consolidated revenues in 2012.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of September 30, 2013 and December 31, 2012, the Company recorded unearned revenue of $-0- and $153,930, respectively.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potential shares issuable upon conversion of convertible debt of 39,895,362 have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation as of September 30, 2013.

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

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net income.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 was zero.

Inventories

Inventories consist of Data Jack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At September 30, 2013 and December 31, 2012, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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
SEPTEMBER 30, 2013

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$643,988	$643,988
Total	$-	$-	$643,988	$643,988

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended September 30, 2013.

Derivative
Liability
Balance, December 31, 2012	$916,646
Fair value of embedded derivative in connection with convertible notes at inception	167,598
Transfers out due to conversions of convertible notes	(13,500)
Mark-to-market at September 30, 2013	(426,756)
Balance, September 30, 2013	$643,988

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $1,435,556 and $4,554,949 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company has reported an accumulated deficit of $24,632,233 and a working capital deficit of $3,393,928, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2013 and December 31, 2012, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012

Computers and equipment	$535,465	$539,999
Furniture & Fixtures	16,346	16,346
Total	551,811	556,345
Less accumulated depreciation	(396,300)	(333,085)
Total	$155,511	$223,260

Depreciation expense for the three and nine months ended September 30, 2013 amounted to $26,909 and $68,187, respectively and for the three and nine months ended September 30, 2012 amounted to $26,461 and $80,649, respectively.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

During the nine months ended September 30, 2013, the Company disposed of certain property and equipment for a net proceeds of $1,250 and recorded a loss on disposal of $811.

NOTE 5 – OTHER INTANGIBLES

At September 30, 2013 and December 31, 2012, respectively, intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
Acquisition of M2M domain names	88,827	88,827
Acquisition of DataJack.com domain name	56,000	56,000
Acquisition of Sparkfly.com	25,000	25,000
Sub total	169,827	169,827
Less accumulated amortization	(50,042)	(45,333)
Less impairment charges	(79,685)	(79,685)

Other intangibles, net of accumulated amortization	$40,100	$44,809

Amortization expense for the three and nine months ended September 30, 2013 amounted to $1,569 and $4,709, respectively and for the three and nine months ended September 30, 2012 amounted to $4,269 and $27,721, respectively.

During the nine months ended September 30, 2013, the Company sold certain domain names and other intangible assets with $-0- book value for $300,000. In conjunction with the sale, the Company adjusted the related deferred revenue to a carrying value of $-0-. Accordingly, the Company recorded a gain on sale of domain names in an aggregate of $457,920.

NOTE 6 – RELATED PARTY TRANSACTIONS

Steven Ivester, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the “Unsecured Note”). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $169,007 and $53,650 at September 30, 2013 and December 31, 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

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
SEPTEMBER 30, 2013

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

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the nine months ended September 30, 2013, the Company amortized $508,333 of this deferred cost to consulting expense. As of September 30, 2013 and December 31. 2012, the unamortized balance of the deferred costs was approximately $407,407 and $924,075, respectively.

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

During the nine months ended September 30, 2013, the Company issued an aggregate of 15,000,000 shares of its common stock in settlement of $700,000 of outstanding related stock based payable.

As of September 30, 2013 and December 31, 2012, advances from iTella (a related party) were $232,704 and $122,079, respectively, which are included in advances from related parties in the Company’s consolidated balance sheets.

During the nine months ended September 30, 2013, the Company issued an aggregate of 5,267,500 shares of its common stock in settlement of related party obligations of $89,642. In connection with the settlement, the Company recorded a loss on settlement of related party debt of $190,670.

NOTE 7 – NOTES PAYABLE

At September 30, 2013 and December 31, 2012, notes payable consisted of the following:

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

	September 30,	December 31,
	2013	2012
Promissory notes payable - shareholders	$737,297	$497,803
Secured note payable - Gilbert/Sperling	574,897	648,510
Convertible note payable - St George	347,353	327,414
Convertible note payable - JMJ Financial	82,500	55,000
Convertible note payable-LG Capital	28,000
Note payable - Vanderbur	40,000	40,000
Note payable - AFS/IBEX Bank	-	12,463
Note payable - Dell Computer	42,821	42,821
Debt discounts, including original issue discounts	(493,542)	(678,333)
Total notes payable	1,359,326	941,678
Less current portion of notes payable	(1,070,040)	(504,361)
Noncurrent portion of notes payable	$289,286	$441,317

As of September 30, 2013, the noncurrent portion of notes payable is scheduled to be paid in the amounts of $265,681 and $23,605 during the twelve months ending September 30, 2015 and 2016, respectively.

Promissory Notes Payable - Shareholders

As of September 30, 2013 and December 31, 2012, the Company had short-term unsecured promissory notes from various shareholders totaling $737,297 and $497,803, respectively. $75,000 and $50,000 of these unsecured advances bear interest at 6% and 12% per year, respectively. The remaining unsecured advances are non-interest bearing.

Secured Note Payable – Gilbert/Sperling

Effective October 1, 2012, the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 15,000,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12% per year, and are due in equal weekly installments through October 1, 2015. The 15,000,000 shares were recorded at a value of $700,000, and are classified on the Company’s balance sheets as a debt discount. For the three and nine months ended September 30, 2013, the Company amortized $58,333 and $174,999 of this debt discount respectively. As of September 30, 2013 and December 31, 2012, the unamortized debt discount was $466,667 and $641,666 respectively.

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
SEPTEMBER 30, 2013

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

Convertible Notes Payable – JMJ Financial

The Company entered into a convertible promissory notes with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. At September 30, 2013 and December 31, 2012 the Company had drawn down $82,500 and $55,000, respectively.

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
SEPTEMBER 30, 2013

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

During the nine months ended September 30, 2013, the Company issued 500,000 shares of its common stock in payment of $4,000 of the LG Capital note payable.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 8.

Other Note Obligations

The AFS/IBEX note is associated with an insurance policy, is repayable in equal monthly payments of $2,128 through June 2013, is unsecured, and bears interest at 8.3% per year. The note was fully paid as of September 30, 2013.

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
SEPTEMBER 30, 2013

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

At September 30, 2013, the Company marked to market the fair values of these debt derivatives and determined a fair value of $643,988. The Company recorded a gain from change in fair value of debt derivatives of $426,756 for the nine months ended September 30, 2013. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 259.58% (3) weighted average risk-free interest rate of 0.04% to 0.10%, (4) expected life of 0.47 to 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0195 per share.

NOTE 9– STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013, the Company issued an aggregate of 5,267,500 shares of common stock in settlement of a related party obligations of $89,642. In connection with the settlement, the Company recorded a loss on settlement of related party debt of $190,670.

During the nine months ended September 30, 2013, the Company issued 6,580,000 shares of common stock for cash.

During the nine months ended September 30, 2013, the Company issued 5,267,500 shares of common stock in settlement of obligation due related party.

During the nine months ended September 30, 2013, the Company issued 80,000 shares of common stock in settlement of $2,576 notes payable due to JMJ.

During the nine months ended September 30, 2013, the Company issued 500,000 shares of common stock in settlement of $4,000 notes payable due to LG Capital

During the nine months ended September 30, 2013, the Company issued 1,000,000 shares of common stock in settlement dispute regarding domain name purchase.

During the nine months ended September 30, 2013, the Company issued an aggregate of 15,000,000 shares of its common stock in settlement of $700,000 of outstanding stock based payable.

During the nine months ended September 30, 2013, the Company issued an aggregate of 10,000,000 shares as collateral in connection with issuance of the LG Capital note as described in Note 7 above.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

NOTE 11 – SUBSEQUENT EVENTS

In October 2013, the Company issued a promissory note for $125,000 payable in 11 monthly installments of $10,000 including interest with a balloon payment of $26,440 due October 25, 2014.

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

Effective June 5, 2013, we sold certain intangible and other assets of WQN to iTalk, Inc., a Nevada corporation. The assets included in the sale were certain personal property, switching equipment, computer and related peripherals, software licenses, service contracts including trade names and trademarks. and all rights and interests to and in all of the customers of the International Long Distance division of DataJack, Inc., including but without limitation all the customers and/or subscribers of VoIP, ITG, EasyTalk and Valucom .The purchase price of $300,000. The WQN tangible and intangible assets sold had no remaining net book value at September 30, 2013.

Results of Operations for the Three Months ended September 30, 2013 Compared to the Same Period in 2012

Revenues

Our revenues for the three months ended September 30, 2013 and 2012 were $330,882 and $629,481, respectively. Revenues for the three months ended September 30, 2013 decreased over the same period in 2012 by 47% due to a decrease in calling card PIN revenue in the current quarter over the same quarter last year and loss of revenue due to the sale of certain domain names. We have been directing more marketing resources into growing the DataJack business. The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

Cost of sales totaled $184,367 and $481,995 for the three months ended September 30, 2013 and 2012, respectively. This resulted in gross profit of $146,515 (44%) and $147,486 (23%) for the respective 2013 and 2012 periods. Gross profit has improved in 2013 compared to 2012 primarily due to reduction in our mix that the WQN calling card division services.

Operating Expenses

Operating expenses were $698,447 and $716,865 for the three months ended September 30, 2013 and 2012, respectively.

Compensation and consulting expenses decreased to $335,122 for the three months ended September 30, 2013 compared to $512,821 for the same period in 2012. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. During 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

General and administrative (“G&A”) expenses were $334,847 and $173,314 for the three months ended September 30, 2013 and 2012, respectively. The increase primarily attributable to an increase in service providers as compared to 2012.

Other Income and Expense

Other income and expenses increased to a net income of $6,217 for the three months ended September 30, 2013 compared to a net other loss of $330,770 for the three months ended September 30, 2012. The $336,987 decrease is directly attributable to the loss on penalty on convertible note of $174,014 in 2012, net with gain in change in fair value of derivative liability of $86,442 as compared to $113,363 in 2012, net with a decrease in interest and finance expenses of $11,750 for the three months ended September 30, 2012 to $25,629 for the current period. In the three months ended September 30, 2013, the Company amortized $80,423 of debt discount as compared to $311,190 for the same period, last year.

Net Loss

As a result of above, our loss for the three months ended September 30, 2013 was $545,715 as compared to a loss of $900,149 for the same period last year.

Results of Operations for the Nine Months ended September 30, 2013 Compared to the Same Period in 2012

Revenues

Our revenues for the nine months ended September 30, 2013 and 2012 were $1,408,292 and $1,889,802, respectively. Revenues for the nine months ended September 30, 2013 decreased over the same period in 2012 by 25% due to a decrease in calling card PIN revenue in the current period over the same period last year and loss of revenue due to the sale of certain domain names. We have been directing more marketing resources into growing the DataJack business. The calling card PIN revenue decreased due to increased competition and the Company’s focus on growing the DataJack business. We plan to increase marketing resources to WQN to stabilize our calling card PIN revenues.

Cost of Sales and Gross Profit

Cost of sales totaled $1,027,926 and $1,495,275 for the nine months ended September 30, 2013 and 2012, respectively. This resulted in gross profit of $380,366 (37%) and $394,527 (21%) for the respective 2013 and 2012 periods. Gross profit has improved in 2013 compared to 2012 primarily due to reduction in our mix that the WQN calling card division services.

Operating Expenses

Operating expenses were $1,918,611 and $4,424,703 for the nine months ended September 30, 2013 and 2012, respectively.

Compensation and consulting expenses decreased to $1,097,399 for the nine months ended September 30, 2013 compared to $3,345,051 for the same period in 2012. Compensation and consulting expenses are primarily a result of the issuance of common shares for consulting services. During 2012, the Company reduced the number of consultants under contract, which in turn reduced compensation expense.

General and administrative (“G&A”) expenses were $748,316 and $971,282 for the nine months ended September 30, 2013 and 2012, respectively. The decrease primarily attributable to a decrease in service provider costs in 2012 as compared to the same period, current period.

Other Income and Expense

Other income and expenses increased to a net other income of $102,689 for the nine months ended September 30, 2013 compared to a net other loss of $524,773 for the nine months ended September 30, 2012. The $627,462 increase is directly attributable to the gain from sale of assets of $457,109 in the current period and gain in change in fair value of derivative liability of $426,756 and net loss on settlement debts of $154,422 as compared to nil for the same period last year, net with an increase in interest and finance expenses of $326,432 from $62,965 for the nine months ended September 30, 2012 to $389,397 for the current period. In the nine months ended September 30, 2013, the Company amortized $237,357 of debt discount as compared to $553,978 for the same period, last year.

Net Loss

A decrease in compensation and consulting expenses, gain on sale of domain name; off-set by increased financing expenses resulted in a net loss of $1,435,556 for the nine months ended September 30, 2013, compared to a net loss of $4,554,949 for the same period in 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $18,499 at September 30, 2013. Our net cash used in operating activities for the nine months ended September 30, 2013 was $858,496, due primarily to our net loss during this period.

Cash provided by investing activities for the nine months ended September 30, 2013 was comprised of a $221,589 received for the sale of our of the intangible assets of ITG, Inc. to iTalk and other assets, net with equipment purchases of $2,499.

Our primary sources of funding for the nine months ended September 30, 2013 have been (I) gross proceeds of $153,280 from the sale of our common stock to accredited investors, (ii) gross proceeds in the amount of $545,373 from the issuance of notes, net of (iii) repayments of notes of $64,634.

At September 30, 2013, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $24,632,233 through September 30, 2013, and have been dependent on issuances of debt and equity instruments to fund our operations. The Company believes that anticipated revenues from operations will continue to be insufficient to satisfy its ongoing capital requirements for at least the next 12 months. Therefore, our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans or equity.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2013.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2013, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2013. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months of 2013, the Company issued 38,427,500 shares of common stock valued at $1,202,467 as follows:

  6,580,000 shares were issued and sold to accredited investors for net proceeds of $119,100;
  580,000 shares valued at $20,075 were issued to debt holders in settlement of debt;
  5,267,500 shares valued at $280,312 were issued to reduce related party balances of $89,642;
  15,000,000 shares valued at $700,000 were issued to reduce related party stock based payable;
  10,000,000 shares were issued to be held as collateral towards a convertible note payable issued in the current period;
  1,000,000 shares were issued in settlement of a previous domain name purchase.

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

DATAJACK, INC.

Dated: November 14, 2013	By: /s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer,
Principal Financial Officer