Form 10-K
period 2013-12-31
DataJack, Inc.
filed 2014-04-14
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757

DATAJACK, INC.
(Formerly Quamtel, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	90-0781437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 Quorum Drive, Suite 370
Dallas, Texas	75254
(Address of principal executive office)	Zip Code)

Registrant’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

On March 31, 2014, the last business day of the registrant’s most recently completed first fiscal quarter, 17,319,107 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $14,721,241, based on the last sale price of $0.85  per share of the common stock on that date. For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,260,405 shares of the registrant’s common stock, par value $.001 per share, outstanding on March 31, 2014.

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

When used in this yearly report, the terms the “Company,” “DataJack,” “we,” “our,” and “us” refers to DataJack, Inc. a Nevada corporation. Such terms also refer to Quamtel, Inc., a Nevada corporation, our previous name until December 31, 2012.

PART I

ITEM 1. BUSINESS

OVERVIEW

DataJack, Inc. (formerly Quamtel, Inc.) (“DataJack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “DJAK.”

Products and Services

Mobile Broadband

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their particular needs. Plans from 200MB up to 5GB of Mobile Broadband data are available, as well as pay as you go plans. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go. Our DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

Communications

Our communications product mix included an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”). Effective June 5, 2013, we sold substantially all of the assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to iTalk, Inc. for $300,000. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012.

Wireless Network Technologies

We deliver mobile broadband wireless data transmission services primarily under the DataJack brand to subscribers through our mobile virtual network operator (MVNO) contract with Sprint, on Sprint’s nationwide network that utilizes third generation (3G) and fourth generation (4G) code division multiple access (CDMA) technologies. We plan to integrate and launch long term evolution (LTE) during 2014.

Sales, Marketing and Customer Care

We focus on the marketing and sales of prepaid mobile broadband services to targeted groups of retail subscribers: individual consumers, businesses, and government.

We use a variety of sales channels to attract new subscribers of mobile broadband services, including:

•	direct telesales through representatives whose efforts focus on marketing and selling to consumers, businesses, and government;
•	major distribution network partners, brick and mortar retail stores, local and national non-affiliated dealers, independent contractors, focusing on sales to the consumer market and businesses; and
•	subscriber convenient channels, such as web sales, with a focus on commission based programs through affiliate marketing, email marketing, and strategic partnerships.

We are able to provide value driven mobile broadband services via our sophisticated internal network. We market our mobile broadband prepaid services under the DataJack™ brand. We offer these prepaid mobile broadband services without a contract or credit check.

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

Employee Relations

As of December 31, 2013, we had 20 employees, consisting of 2 in corporate management, 4 in technical support, 11 in customer service, 1 in marketing and 2 in administration. 3 additional people provided services as independent contractors, including the Chief Executive Officer.

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

Company History

DataJack, Inc., formerly known as Quamtel, Inc. and before that Atomic Guppy, Inc., was incorporated on November 16, 1999 under the laws of the State of Nevada. On July 28, 2009, Quamtel and WQN, a Texas corporation organized in June 2007, consummated a share exchange pursuant to which the shareholders of WQN received a total of 15,000,000 shares of our common stock in exchange for all of their shares of WQN stock. As a result of this share exchange, the shareholders of WQN owned approximately 91% of our then outstanding common stock, and WQN became our wholly-owned subsidiary, through which our primary operations were conducted thru June 5, 2013.

On December 9, 2009, we acquired all of the outstanding membership interests of Mobile Internet Devices, LLC, a Florida limited liability company. We reorganized this company as a Texas corporation named DataJack, Inc. (“DataJack”). Effective June 6, 2013, our primary operations are conducted thru this entity.

Effective March 13, 2012, we sold substantially all of our RocketVoip assets for $100,000. As a result of this sale, we are no longer in the retail, subscriber based voice over IP (VoIP) business.

 Effective June 5, 2013, we sold substantially all of the assets of our wholly owned subsidiary WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to iTalk, Inc. for $300,000. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012.

Effective November 21, 2013, ITG, Inc, (formerly WQN, Inc.) sold, transferred and delivered all its issued and outstanding common stock shares, with $0.01 par value, to WW Courier, Inc. for $500 and 10% of future revenue. All remaining outstanding liabilities related to WQN, Inc. were transferred with the stock sale.

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

In their report dated April 14, 2014, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated deficit of $25,422,962 as of December 31, 2013 including a net loss of $2,226,286 for the year ended December 31, 2013. We also had a working capital deficit of $3,730,735 at December 31, 2013, and cash on hand of $21,799. We also expect to incur additional losses for at least the first quarter of 2014.

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

Our business depends on the performance and reliability of the computer and communications systems supporting it. Notwithstanding our current capacity, heavy use of our computer systems during peak customer service hours could cause our systems to operate slowly or even to fail for periods of time. If our systems cannot be expanded successfully to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, and delays in introducing new products and services.

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

We are susceptible to online cardholder-not-present fraud. We control fraud through the use of internally developed proprietary technology and commercially available licensed technology. Traditional means of controlling online cardholder-not-present fraud insufficiently controls fraudsters who obtain personal credit card information and pose as legitimate cardholders. To address this risk, we have developed automated proprietary as well as off-the-shelf technology, coupled with in-house staff reviews, to constantly monitor and block suspicious transactions based on defined criteria. In-house fraud specialists also monitor traffic reports and usage patterns to identify and investigate suspicious data usage patterns. While we place a high priority on fraud prevention, there is no guarantee that our measures will be successful in preventing significant fraudulent use of our network and resources, thereby materially adversely affecting our business, reputation and financial results.

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

Certain aspects of our business depend on the increased volume of traffic on our network. In order to realize our targets for sales and revenue growth, cash flow, operating efficiencies and other network benefits, we must continue to increase the volume of data transmissions on our communications network at acceptable prices. If we do not maintain or improve our current relationship with existing customers and develop new large-volume and enterprise customers, we may not be able to substantially increase traffic on our network. The failure to increase network traffic would adversely affect our ability to become profitable.

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

Developing effective business support systems is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed to:

•	implement customer orders for services;
•	provision, install and deliver these services; and
•	bill monthly for these services

Because our business provides for continued rapid growth in our number of customers and volume of services we offer, we need to continue to develop our business support systems on an accelerated schedule. Our failure to continue to develop effective business support systems and meet proposed service rollout dates would materially adversely affect our ability to implement our plans for growth and meet our financial goals and objectives.

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

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services and technologies, as well as further development of existing services and technologies, may reduce the cost or increase the supply of those we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment and may be better able to respond to the demands of our industry, such as:

•	growing number of customers;
•	development and launching of new services;
•	increased demands by customers to transmit larger amounts of data
•	changes in customers’ service requirements;
•	technological advances by competitors; and
•	governmental regulations.

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

Over the past few years the prices communications providers have been able to charge for certain services have decreased. This decrease results from downward market pressure and other factors, including:

•	increased transmission capacity by communications companies on their existing and new networks;
•	customer agreements containing volume-based pricing or other contractually agreed upon price decreases during the term of the agreement; and
•	technological advances or otherwise.

If we are unable to increase traffic volume through additional services and derive additional revenue as prices decrease, our operating results would decline. Declining operating results may lead to lost revenue.

Increased scrutiny of financial disclosure, particularly in the communications industry, may adversely affect our investor confidence and any restatement of earnings may increase litigation risk and limit our ability to access the capital markets.

Congress, the SEC, other regulatory authorities and the media pay very close attention to financial reporting practices. Particular attention has been focused on the communications industry and companies’ interpretations of generally accepted accounting principles. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the communications industry. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Our ability to withstand competition in the communications industry may be impeded by participants with greater resources and a greater number of existing customers.

The communications industry is highly competitive. Many of our existing and potential competitors have resources that are significantly greater than ours with respect to finances, personnel, marketing and other business aspects. Many of these competitors have the added advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

As more fully described in our consolidated statement of changes in stockholders’ deficiency in Item 8, we issued 3,606,024 and 2,761,034 shares of common stock in 2013 and 2012, respectively, with per-share issuance prices as low as $0.01. We will continue to issue additional equity securities pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

          The Company’s principal office is located at 14911 Quorum Drive, Suite 370 Dallas, Texas 75254 and its telephone number is 972-361-1980. The Company leases approximately 2,224 square feet of office space, which lease expires in February 2015. On March 7, 2013 the Company began leasing approximately 2,761 square feet of office space located at 2400 West Cypress Creek Road, Fort Lauderdale, Florida 33309. The lease expires in March 2016. The monthly rental of these leases are as follows:

Location	Lease Expires	Aggregate Monthly Installment of Base Rent		Sublessee Portion per Month

Dallas, Texas	February 28, 2015	$3,870		$-
Ft. Lauderdale, FL	March 31, 2016	$2,761	(1)	$-

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

DataJack, Inc. was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014.  An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014. The Company has made the February 18, 2014 payment.  An extension was granted on March 17, 2014 for the final payment to be made on or before April 25, 2014. An issuance of 60,000 shares was made on March 17, 2014 as an extension fee.

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. A settlement agreement was reached and we paid the claim January 30, 2014.

The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. A settlement agreement has been reached and is dated January 16, 2014.  The agreed settlement was paid January 30, 2014.

DataJack, Inc. was a defendant in litigation titled RFP Mainstreet Park / Cypress, LLC v. Quamtel, Inc., Case No. 12-034366, pending in the Seventeenth Judicial Court Circuit of Florida.  RFP Mainstreet Park / Cypress, LLC alleged DataJack failed to pay for office space leased. A settlement agreement was reached and dated October 24, 2013, which includes dismissal of the lawsuit. The agreement requires the Company to pay the settlement amount over twelve months commencing in November 2013. The Company has been making the monthly payments during 2014.

        The Company entered into a debt settlement agreement with Windell Thelusma on November 26, 2013.  Windell Thelusma had provided a loan to DataJack.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment upon signing of the agreement. The settlement was paid January 3, 2014.

The Company entered into a release and settlement agreement with Ran Birkins on July 15, 2013. The settlement provided for the extinguishment of all alleged amounts owed to Ran Birkins with the issuance of 1,000,000 restricted shares. The shares were issued to Ran Birkins on September 5, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol DJAK. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock during each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low

3/30/12	$14.00	$7.40
6/30/12	$7.40	$1.00
9/30/12	$3.40	$1.00
12/31/12	$1.40	$0.40
3/31/13	$2.00	$0.60
6/30/13	$1.50	$0.82
9/30/13	$1.40	$0.34
12/31/13	$0.60	$0.10
3/31/14	$1.06	$0.16

Holders

As of March 31, 2014, there were 24,260,405 shares of our common stock outstanding held by approximately 887 shareholders of record, not including 5,000 shares held in our treasury.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of DataJack and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009. No options have been granted under the Plan through December 31, 2013, however, awards totaling 4,994,000 shares of the Company’s registered common stock have been granted under the Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2013:

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

During the fourth quarter of 2013, the Company issued 2,184,650 shares of common stock valued at $411,070 as follows:

•	125,000 shares were issued and sold to an accredited investor for net proceeds of $2,480;
•	275,000 shares valued at $10,500 were issued on behalf of a related party consultant as partial compensation for their consulting agreement in 2013; and,
•	1,784,650 shares valued at $398,090 were issued to five debt holders in settlement of debt;

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

Overview

DataJack, Inc. (“DataJack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband and communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband and communications services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “DJAK.”.

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. We offer low cost, no contract, mobile broadband with data plans. Customers can pick the data plan that best meets their needs – they can choose from a $4.99 pay as you go plan, a $9.99 per month entry plan with 50MB of Mobile Broadband data, $29.99 with 2GB of Mobile Broadband data, or our Premier Plan $49.99 with 5GB of Mobile Broadband data. Our low cost broadband plans give more people the opportunity to experience the benefits of broadband on the go.

Our DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device. Approximately $1,247,708 and $1,340,552 of revenue and a net loss of approximately $1,451,296 and $445,948 were generated from our DataJack entity in 2013 and 2012, respectively.

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

Effective June 5, 2013, DataJack, Inc. sold substantially all of the assets of WQN, Inc., our wholly-owned subsidiary, to iTalk, Inc., a Nevada corporation (the “WQN Asset Sale”). The assets included in the sale included all intellectual rights of WQN, including trade names and trademarks, and all rights and interests to and in the all customers of the International Long Distance division of DataJack , Inc., including but without limitation all the customers and/or subscribers of the following products: My WQN, Easy Talk, Premium and ValuComm and also including all current and previously registered Customers as well as all databases. The purchase price was $300,000. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012.

Effective November 21, 2013, ITG, Inc, (formerly WQN, Inc.) sold, transferred and delivered all its issued and outstanding common stock shares, with $0.01 par value, to WW Courier, Inc. for $500 and 10% of future revenue. All remaining outstanding liabilities related to WQN, Inc. were transferred with the stock sale.

Results of Operations for the Year Ended December 31, 2013 Compared to the Same Period in 2012

Revenues

Our revenues for the years ended December 31, 2013 and 2012 were $1,686,767 and $2,522,055, respectively; a decrease of $835,288. DataJack revenues decreased by $92,844 and the WQN Asset Sale caused revenues to drop substantially during 2013.

Cost of Sales and Gross Profit

Cost of sales was $1,253,781 and $2,025,682 for the years ended December 31, 2013 and 2012, respectively. This resulted in gross profit of $432,986 (26%) and $496,373 (20%) for the respective 2013 and 2012 periods. The decrease in cost of sales and the increase gross margin in 2013 were a result of the WQN Asset Sale.

Operating Expenses

Operating expenses were $2,853,549 and $5,876,977 for the years ended December 31, 2013 and 2012, respectively. Operating expenses in 2012 included intangible asset impairment charges of $749,642, as more fully described in Note E to our consolidated financial statements. The decrease in operating expenses in 2013, were a result of the WQN Asset Sale.

Other Income and Expense

          Total other income was $194,277 for the year ended December 31, 2013, compared to other expense was $1,337,972 for the year ended December 31, 2012. Our 2013 income included a gain on the WQN Asset Sale $575,829, net gain on settlement of debt $106,912, gain on derivative liability $219,059, amortization of debt $525,229 and interest expense $182,294. Our 2012 expenses included amortization of debt of $566,537, penalties related to debt conversion of $212,090 and a loss from derivate liability of $616,519, all primarily associated with the Company’s debt issuances in 2012, as more fully described in Notes G and H to our consolidated financial statements included herein.

Net Loss

The decrease in operating expenses, combined with the decrease in other expenses noted above, resulted in a decrease in our net loss from $6,718,576 in 2012 to $2,226,286 in 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $21,799 and $23,886 at December 31, 2013 and 2012, respectively. Our net cash used in operating activities for the years ended December 31, 2013 and 2012 were $889,594 and $2,245,012, respectively, due primarily to our cash-based net loss during this period. Our primary source of funding, as needed, has been through promissory note issuances, sales of common stock for cash and sale of business assets.

Our working capital increased by $509,065 during the year ended December 31, 2013 from a working capital deficit of $4,239,800 at December 31, 2012 to a working capital deficit of $3,730,735 at December 31, 2013.

During the years ended December 31, 2013 and 2012, we raised $762,659 and $2,149,917, respectively, through the sale of debt and equity securities in private placements to accredited investors.

Additionally, on March 13, 2012, we raised $100,000 in cash through the sale of our RocketVOIP assets.  In 2013 approximately $67,201 was raised thru the sale of fixed assets.

We believe that anticipated cash ﬂows from operations will be insufficient to satisfy our ongoing capital requirements.  Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans and/or successfully enter into settlement agreements with our vendors. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse eﬀect on our business, prospects, financial condition and results of operations.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows and has an accumulated deficit of $25,422,962 and $23,196,676 through December 31, 2013 and 2012, respectively, and has been dependent on issuances of debt and equity instruments to fund its operations. The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy. However, there can be no certainty that the Company will be successful in this strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, based on substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2013.

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

1.
In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill. In 2012, the Company recognized related impairment charges of $749,642 in its consolidated statement of operations.  No additional impairment charges were recognized in 2013.

2.
During 2012, our revenues were primarily derived from fees charged to carry services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s balance sheet as unearned revenue.

3.
The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date. In 2013 and 2012, the Company recognized related derivative mark-to-market income (charges) of $219,059 and ($616,519), respectively, in its consolidated statement of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2013.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2013. Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Our management concluded an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Executive Title:	Board of Directors	Date of Appointment

Stuart Ehrlich	41	President and Chief Executive Officer	Director	July 28, 2009
Gladys Perez	40	Vice President	Director	July 28, 2009
Marc Moore	59	-	Director	April 1, 2011
Peter Sperling	41	Secretary	Director	December 28, 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our Board of Directors, with one vacancy. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board of Directors member nominations. The Board of Directors has chosen to separate the Chairman and Chief Executive Officer positions in order to enhance the independence of the Board of Directors and management. During the 2012 fiscal year, there were three Board of Directors meetings, one of which was conducted by telephone, and several actions by unanimous written consent.  There were four meetings were held during 2013.  Board meetings have been held in January and February 2014.

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

Peter Sperling joined the Company as Secretary and a Board member in December 2012. Mr. Sperling has an Associate’s Degree in Network Administration, and is a Microsoft Certified Professional Director of Information Technologist. His past employment services include Director of Information Technology Services for a Boca Raton based Real Estate company. He is employed at DataJack, Inc. as a key part of the management team in charge of fulfillment services, procurement and Business Development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the years ended December 31, 2013 and 2012.

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

Code of Ethics

Due to its relatively small size, the Company has not yet adopted a comprehensive written code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer or controller, or person performing similar functions. It is generally the Company’s policy that its operations are to be conducted in compliance with applicable laws and regulations and with high ethical standards. This policy applies to all employees and others working on behalf of DataJack, Inc. wherever located.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

		Consulting /		Stock
Name & Principal Position	Year	Salary($)	Bonus($)	Awards($)	Total($)

Stuart Ehrlich, CEO and	2012	$26,100	N/A	$1,500,000	$1,526,100
President (1)	2013	$39,912	N/A	$-	$39,912

Peter Sperling,	2012	$34,996	N/A	$-	$34,996
Secretary	2013	$35,736	N/A	$-	$35,736

(1)  Mr. Ehrlich also serves as the Company’s principal financial officer.

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements with Executive Officers

All of the Company’s employees are employed at-will. The Company intends to enter into an employment agreement with Stuart Ehrlich. While terms of such an agreement have not yet been set, the Company paid Mr. Ehrlich a consulting fee of $39,912 and $26,100 in cash during 2013 and 2012, respectively, plus 150,000 shares of the Company’s unregistered common stock during 2012. We valued those shares at $10.00 per share, the average of the weighted average price of our common stock on the OTCBB for the year ended December 31, 2012 and the weighted average price of our common stock that we sold in private placements during 2012.

Consulting Agreements

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $181,007 and $53,650 at December 31, 2013 and 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000. The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the years ended December 31, 2013 and 2012, the Company amortized $444,444 and $259,259, respectively, of this deferred cost to consulting expense.

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

Expenses under the Restated Consulting Services Agreement (excluding the amortization of deferred costs referred to above) for years ended December 31, 2013 and 2012, respectively, were $150,000 and $233,804 in consulting expense.  In addition, health and insurance benefits were paid by the Company on behalf of Steven Ivester, which totaled approximately $11,227 and $10,285 for the year ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, advances from iTella (a related party) were $181,007 and $175,729, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

Our directors have received compensation for their services as follows:

Gladys Perez was paid a salary of $10,929 and $24,230 in 2013 and 2012 for her services as a director of the Company. In addition, health and insurance benefits were paid by the Company on behalf of Gladys Perez, which totaled approximately $11,227 and $2,284 for the year ended December 31, 2013 and 2012.

Marc Moore was issued 6,000 shares of our common stock valued at $48,000 for his services as a director of the Company during 2012. No compensation was paid or shares issued to Marc Moore for his services as a director during 2013.

Peter Sperling was paid $35,736 and $34,996 in 2013 and 2012 for his services as an employee (not as a Director) of the Company.

The following table sets forth information regarding compensation paid or accrued to our directors for the year ended December 31, 2013.

Director Compensation

		Fees earned or
Name	Year	paid in cash ($)	Stock awards ($)	Total ($)

Gladys Perez	2012	24,230	-	24,230
	2013	10,929	-	10,929

Marc Moore	2012	-	48,000	48,000
	2013	-	-	-

Peter Sperling	2012	-	-	-
	2013	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of March 31, 2014, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 24,260,405 shares of common stock issued and outstanding as of March 31, 2014:

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

The address for each of our officers and directors is c/o DataJack, Inc., 14911 Quorum Drive, Suite 370, Dallas, Texas 75254.

Name of Beneficial Owner	Title of Class	Number of Shares Owned	Percentage of Common Stock

Stuart Ehrlich (1)	Common Stock	346,193	1.4%

Gladys Perez	Common Stock	250,000	1.0%

Marc Moore	Common Stock	250,000	1.0%

Peter Sperling	Common Stock	250,000	1.0%

All Officers and Directors As a Group (4 persons)	Common Stock	951,193	3.9%

Steven Ivester	Common Stock	2,987,500	12.3%
2400 West Cypress Creek Road
Fort Lauderdale, Florida 33309

Warren Gilbert	Common Stock	6,154,448	25.4%
1800 NE 114th Street, Suite 2110
Miami, FL 33181

Gerald Sperling (2)	Common Stock	6,129,773	25.3%
17899 Aberdeen Way
Boca Raton, FL 33496

(1) Includes 145,000 shares owned by Nathan Ehrlich.
(2) Includes 5,629,773 shares held by the Sperling Family Trust and 250,000 shares owned by Seena Sperling.

Equity Compensation Plans

The Company’s Plan allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of DataJack and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. No options were issued under the Plan through December 31, 2013; however, in 2011, the Company did issue grants of stock under the Plan totaling 4,994,000 registered shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $181,007 and $53,650 at December 31, 2013 and 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

On January 20, 2012, Warren Gilbert purchased from us 100,000 restricted shares of our common stock in a private placement for $100,000.

On January 20, 2012, the Sperlings purchased from us 100,000 restricted shares of our common stock in a private placement for $100,000. On that date, we issued an additional 1,000,000 restricted shares of our common stock valued at $190,000 to Mr. Sperling for services rendered to us under a consulting agreement with Mr. Sperling.

Effective October 1, 2012 the Company issued and sold $700,000 in secured notes Mr. Sperling and Mr. Gilbert in a private placement, for a cash purchase price of $700,000. These investors also received 750,000 shares of the Company's common stock on April 29, 2013.

On March 30, 2012, the Company entered into a convertible promissory note with St. George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company. The St George Note was convertible into common stock, at St George Investments’ option, at a fixed conversion price of $0.375 per share from March 30, 2012 until September 1, 2012, and commencing September 2, 2012 the conversion price is 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. Upon the occurrence of an event of default, (i) the outstanding balance shall increase to 112.5% of the outstanding balance immediately prior to the occurrence of such event of default; provided, however, that such increase may not be applied more than twice, and (ii) this St George Note shall accrue interest until the outstanding balance is repaid in full at the rate of 1% per month (or 12% per annum), compounding daily, whether before or after judgment.

On March 11, 2013 the Company converted $1,875 due to iTella Consulting, which is owned by Steven Ivester, into 62,500 shares.  The effective issuance price per share was $0.03. On November 20, 2013, the Company converted an additional $9,500 due to iTella Consulting into 250,000 shares. On December 27, 2013, the Company converted $1,000 due to iTella Consulting into 25,000 shares.

On April 18, 2013, the Company converted $7,000 in unsecured notes with Steven Ivester into 17,500 shares. On April 29, 2013 the Company converted an additional $3,000 in unsecured notes with Steven Ivester into 5,000 shares.

On November 20, 2013, the Company converted $240,000 in unsecured notes with Mr. Sperling and Mr. Gilbert into 700,000 shares.

On December 21, 2013, the Company sold computer network equipment to Steven Ivester, the Company’s former sole shareholder, in the amount of $48,000. The sale amount was deducted from the amount the short term loan balance, which the Company owes Steven Ivester. The assets net book value at the time of sale was $4,358, which resulted in a gain on the sale of assets of $43,642.

At various times during 2013, Mr. Sperling, Mr. Gilbert and Steven Ivester have provided unsecured notes and cash advances to the Company.  The balance of these unsecured notes and cash advances as of December 31, 2013 is $366,357.

Thoughout 2013, iTella Consulting or Mr. Ivester, provided services to DataJack and the consulting fees were accrued.  As of December 31, 2013, fees accrued and due iTella consulting amounted to $239,704 which is included in advances from related parties in the Company’s consolidated balance sheet.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 31, 2013, the Company engaged Liggett, Vogt & Webb P.A. (“LVW”). RBSM, LLP (“RBSM”) was the Company’s previous auditor.

The following table shows the fees that we were billed by LVW and RBSM for audit and other services provided by our independent auditors during the years ended December 31, 2013 and 2012:

	Years Ending December 31,
	2013	2012

Audit Fees(1)	$45,000	$47,118
Audit-Related Fees(2)	--	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$45,000	$47,118

(1)
Audit fees - These are fees billed for professional services performed by LVW and RBSM for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by LVW and/or RBSM, as applicable that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by LVW and/or RBSM, as applicable, with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by LVW and/or RBSM, as applicable.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2013 and 2012, must be pre-approved by the Board of Directors, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

	SEC
	Report
Exhibit	Reference
No.	Number	Exhibit

2.1	2.1	Share Exchange Agreement, effective January 13, 2008, between Atomic Guppy Inc. and WQN, Inc. (WQN) and each WQN shareholder (3)
2.2	2.1	Supplement to that certain Share Exchange Agreement dated January 13, 2009, dated July 28, 2009 (3)
2.3	3.1	Membership Interest Purchase Agreement, dated December 9, 2009, between Quamtel, Inc., Schooner Enterprises, Inc., DataJack, Inc. and Mobile Internet Devices, LLC (6)
2.4	10.3	Partial Rescission Of Membership Interest Purchase Agreement dated August 4, 2010 (9)
2.1	*	Asset Purchase Agreement between DataJack, Inc., WQN, Inc., and iTalk, Inc. dated June 5, 2013, for the sale of WQN, Inc. (14)
3.1	3.2	Amended and Restated Articles of Incorporation (7)
3.2	10.17	Bylaws (1)
4.1	4.1	12% Senior Secured Promissory Note dated October 1, 2013 issued to Gerald & Seena Sperling, and Warren Gilbert (14)
4.1	10.3	2009 Equity Incentive Plan (4)

4.5		Form of Warrant to Purchase Common Stock to be used by Data Jack, Inc. and Schooner Enterprises, Inc., effective December 9, 2009 (6)
4.6	4.6	Note issued to Warren Gilbert on December 15, 2009 (10)
4.7	4.7	Unsecured Revolving Promissory Note issued to S. Ivester, dated March 18, 2010 (10)
4.13	4.1	Senior Promissory Note dated June 22, 2012 issued by the Registrant to Gene and Lois Vanderbur
4.14	4.2	Original Issue Discount Promissory Note dated August 22, 2012 issued by the Registrant to JMJ Financial
4.15	4.3	Senior Promissory Note dated September 7, 2012 issued by the Registrant to Gene and Lois Vanderbur
10.1	10.4	Unwind and Share Exchange Agreement, dated December 10, 2007 (2)
10.3	10.1	Consulting Agreement between Quamtel, Inc. and W. Gilbert, dated August 20, 2009 (5)
10.4	10.1	Restated Consulting Services Agreement between WQN, Inc., Quamtel, Inc. and iTella, Inc., dated August 1, 2009, as amended and restated December 1, 2009 (8)
10.13	10.3	Consulting Agreement by and between the Registrant and Windel Thelusma dated as of July 10, 2011 (11)
10.15	10.5	Consulting Agreement by and between the Registrant and SCG Family Trust dated as of August 9, 2011 (11)
10.16	10.8	Consulting Agreement by and between the Registrant and Sequoia Asset management Group dated as of August 12, 2011 corrected and restated as of November 11, 2011 (11)
10.17	10.9	Consulting Agreement by and between the Registrant and Barry Ahron dated as of September 12, 2011 (11)
10.20 10.21	10.12 10.13
Consulting Agreement by and between the Registrant and Anthony Gallo dated as of September 25, 2011 (19) Consulting Agreement by and between the Registrant and MS Starr LLC dated as of August 1, 2011 (11)

10.23	10.1	Amended and Restated Consulting Services Agreement dated as of June 7, 2012 by and between the Registrant and iTella, Inc. (13)
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates (12)
31.1/31/2	*	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act (14)
32.1/32/2	*
Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

101	*	Interactive Data files pursuant to Regulation S-T

* filed herewith

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

(14)
Filed with the SEC on April 16, 2013, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 000-31757) on Form 10-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJACK, INC.

Date: April 14, 2014	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director; Chief Executive Officer, President, and Treasurer	April 14, 2014
Stuart Ehrlich

/s/ Gladys Perez	Director	April 14, 2014
Gladys Perez

/s/ Marc Moore	Director	April 14, 2014
Marc Moore

/s/ Peter Sperling	Director; Secretary	April 14, 2014
Peter Sperling

CONSOLIDATED FINANCIAL STATEMENTS

DataJack, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DataJack, Inc.

We have audited the accompanying consolidated balance sheet of DataJack, Inc. as of December 31, 2013 and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataJack, Inc. as of December 31, 2013 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
New York, New York
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Data Jack, Inc.

We have audited the accompanying consolidated balance sheet of Data Jack, Inc., formerly Quamtel, Inc. (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Jack, Inc. (formerly Quamtel, Inc.) as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
April 16, 2013

DataJack, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$21,799	$23,886
Accounts receivable	12,037	13,022
Inventory	20,369	5,148
Prepaid expenses and deposits	25,876	100,424
Total current assets	80,081	142,480

Restricted cash	150,000	150,000
Property and equipment, net	135,026	223,260
Deferred cost, net	296,296	1,565,741
Goodwill and other intangibles, net	36,878	44,809

TOTAL ASSETS	$698,281	$2,126,290

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$521,466	$780,849
Accrued expenses	374,875	223,946
Unearned revenue	-	153,930
Advances from related parties	420,711	175,729
Stock-based payable	-	985,153
Current portion of notes payable, net of debt discount	1,310,506	1,146,027
Legal settlement liabilities	328,574	-
Derivative liabilities	854,685	916,646
Total current liabilities	3,810,816	4,382,280

Noncurrent portion of notes payable	-	441,317

TOTAL LIABILITIES	3,810,816	4,823,597

Shareholders' (deficiency):
Common stock - $0.001 par value; 100,000,000 shares authorized;
9,999,533 and 5,489,033 shares issued and 9,095,058 and 5,489,033
outstanding at December 31, 2013 and December 31, 2012, respectively	9,095	5,489
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	22,369,832	20,593,881
Stock subscriptions	31,500	-
Treasury stock, 5,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(25,422,962)	(23,196,676)
Total shareholders' (deficiency)	(3,112,535)	(2,697,307)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)	$698,281	$2,126,290

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statement Of Operations
For the Years Ended December 31, 2013 and 2012

	2013	2012

Revenues	$1,686,767	$2,522,055

Cost of sales	1,253,781	2,025,682

Gross profit	432,986	496,373

Operating expenses:
Compensation, consulting and related expenses	1,694,757	3,785,801
General and administrative expenses	1,069,041	1,207,136
Impairment charges	-	749,642
Depreciation and amortization	89,751	134,398
Total operating expenses	2,853,549	5,876,977

Loss from operations	(2,420,563)	(5,380,604)

Other (income) expense:
Interest and financing expense	182,294	185,340
Amortization of debt discount	525,229	566,537
Penalty on convertible note	-	212,090
Other income	-	(142,514)
(Gain) / Loss from change in derivative liability	(219,059)	616,519
Gain on sale of WQN	(575,829)	-
Gain on settlement of debt	(106,912)	-
Gain on disposition assets	-	(100,000)
Total other (income) expense	(194,277)	1,337,972

Loss before income taxes	(2,226,286)	(6,718,576)

Income tax expense	-	-

Net loss	$(2,226,286)	$(6,718,576)

Basic and diluted loss per share:

Net loss per share	$(0.34)	$(1.60)

Weighted average number of shares outstanding	6,535,690	4,203,055

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statements of Shareholders' Deficiency
For the Years Ended December 31, 2013 and 2012

				Common			Total
	Common Stock		Additional Paid-	Stock	Treasury	Accumulated	Shareholders
	Shares	Amount	in Capital	Subscriptions	Stock	(Deficit)	Deficiency

Balances as of December 31, 2011	2,727,999	2,728	14,877,357	-	(100,000)	(16,478,100)	(1,698,015)

Common stock issued for services	192,250	192	1,693,157	-	-	-	1,693,349
Common stock issued for related party settlement	442,625	443	192,283	-	-	-	192,726
Common stock issued for cash	736,067	736	691,172	-	-	-	691,908
Common stock issued in settlement of stock-based payable	433,807	434	826,895	-	-	-	827,329
Common stock issued for debt settlement	10,000	10	103,939	-	-	-	103,949
Common stock issued for debt conversion	546,285	546	572,455	-	-	-	573,001
Common stock issued for iTella consulting agreement amendment, as part of deferred cost	400,000	400	719,600	-	-	-	720,000
Recognition of beneficial conversion feature pursuant to modification of debt	-	-	298,077	-	-	-	298,077
Gain on sale of asset to related party	-	-	618,945	-	-	-	618,945
Net loss for the year ended December 31, 2012	-	-	-	-	-	(6,718,576)	(6,718,576)

Balances as of December 31, 2012	5,489,033	$5,489	$20,593,881	$-	$(100,000)	$(23,196,676)	$(2,697,307)

Common stock issued for related party settlement	300,625	301	35,575	-	-	-	35,8746
Common stock issued for cash	454,000	454	121,126	-	-	-	121,580
Common stock issued in settlement of stock-based payable	750,000	750	899,250	-	-	-	900,000
Common stock issued for settlement of domain name purchase	50,000	50	48,950	-	-	-	49,000
Common stock issued for debt conversion	2,051,400	2,051	671,050	-	-	-	673,101
Common stock subscribed	-	-	-	31,500	-	-	31,500
Net loss for the year ended December 31, 2013	-	-	-	-	-	(2,226,286)	(2,226,286)

Balances as of December 31, 2013	9,095,057	$9,095	$22,369,832	$31,500	$(100,000)	$(25,422,962)	$(3,112,535)

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,226,285)	$(6,718,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on write-off accounts payable	-	(142,514)
Gain on disposition of assets	-	(100,000)
(Gain) / Loss on debt settlement	(106,912)	-
(Gain) / Loss from change in derivative liability	(219,059)	616,519
Impairment loss	-	749,642
Depreciation and amortization	89,751	134,398
Noncash interest expense	126,651	166,668
Penalty on the convertible debt	-	212,090
Noncash consulting expense	31,875	1,693,350
Amortization of deferred cost	627,778	343,009
Amortization of debt discount	525,229	566,537
Changes in operating assets and liabilities:
Accounts receivable	985	(10,021)
Inventory	(15,221)	67,443
Prepaid expenses and deposits	74,548	(27,587)
Accounts payable	(259,383)	155,292
Accrued expenses	148,352	82,475
Related party advance	222,607	(145,450)
Stock payable	(85,153)	149,182
Legal Settlement Liabilities	328,574	-
Unearned revenue	(153,930)	(37,468)
Net cash provided by / (used in) operating activities	(889,594)	(2,245,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,207)	(6,294)
Disposition of assets	201,737	100,000
Net cash provided by investing activities	199,530	93,706

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	153,078	691,908
Proceeds from stock payable	-	115,200
Proceeds from promissory note issuances	609,581	1,342,809
Repayment of notes payable	(74,682)	(67,724)
Net cash provided by financing activities	687,977	2,082,193

Net increase (decrease) in cash and cash equivalents	(2,087)	(69,113)
Cash and cash equivalents at beginning of period	23,886	92,999
Cash and cash equivalents at end of period	$21,799	$23,886

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$55,643	$18,672
Noncash investing and financing activities:
Issuance of common stock for settlement of stock based payable	$900,000	$827,329
Issuance of common stock for accounts payable, debt settlement and debt conversion	$504,808	$869,675
Beneficial conversion feature credited to additional paid in capital	$-	$298,077
Sale of assets to related party	$49,000	$618,945

The accompanying notes are an integral part of these consolidated financial statements.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE A – DESCRIPTION OF BUSINESS

DataJack, Inc. (formerly Quamtel, Inc.) and its subsidiaries (the “Company”) was incorporated in 1999 under the laws of Nevada as a communications company offering, a comprehensive range of mobile broadband and communications products.

The Company offers secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, the Company offers low cost, no contract, mobile broadband with various data plans. The Company’s DataJack service is offered primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

The Company’s communications product mix included an international calling service delivered under the brand WQN, through our subsidiary, WQN, Inc. (“WQN”). Effective June 5, 2013, we sold substantially all of the assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to iTalk, Inc. for $300,000. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DataJack, Inc. and its wholly owned subsidiaries WQN Inc. and DataJack, Inc. All significant intercompany transactions and balances have been eliminated. The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

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

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2013 and 2012 was zero.

Inventories

Inventories consist of DataJack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G and 4G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At December 31, 2013 and 2012, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total

Derivative Liability	$-	$-	$916,646	$916,646
As of December 31, 2012	$-	$-	$961,646	$916,6464

Derivative Liability	$-	$-	$854,685	$854,685
As of December 31, 2013	$-	$-	$854,685	$854,685

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended December 31, 2013.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Derivative
Liability

Balance, December 31, 2011	$-

Fair value of embedded derivative in connection with convertible notes at inception	300,127

Mark-to-market at December 31, 2012	616,519

Balance, December 31, 2012	916,646

Fair value of embedded derivative in connection with the JMJ Financial convertible notes at inception	95,595

Fair value of embedded derivative in connection with the LG Capital convertible notes at inception	75,003

LG Capital partial conversion	(13,500)

Mark-to-market at December 31, 2013	(219,059)

Balance, December 31, 2013	$854,685

Total loss for the period included in net loss relating to the liabilities held at December 31, 2012	616,519
Total gain for the period included in the net gain relating to the liabilities held at December 31, 2013	(219,059)

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheet as unearned revenue. As of December 31, 2013 and 2012, the Company recorded unearned revenue of $0 and $153,930, respectively.

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

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

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

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

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

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $2,226,286 and $6,718,576 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company has reported an accumulated deficit of $25,422,962 and a working capital deficit of $3,730,735, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D – PROPERTY AND EQUIPMENT, NET

At December 31, 2013 and December 31, 2012, respectively, property and equipment consisted of the following:

	2013	2012

Computers and equipment	$451,140	$539,997
Furniture & Fixtures	12,274	16,346
Total	463,414	556,344
Less accumulated depreciation	(328,388)	(333,085)
Total	$135,026	$223,260

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $86,612 and $102,408, respectively.

NOTE E – GOODWILL AND OTHER INTANGIBLES

At December 31, 2013 and December 31, 2012 respectively, intangible assets consisted of the following:

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

	2013	2012

Goodwill associated with the acquisition of Data Jack, Inc.	$669,957	$669,957
Less impairment charges	(669,957)	(669,957)
Goodwill, net of impairment charges	-	-

Domain names	119,827	169,827

Less accumulated amortization	(3,264)	(45,333)
Less impairment charges	(79,685)	(79,685)

Other intangibles, net of accumulated amortization	36,878	44,809

Goodwill and other intangibles, net	$36,878	$44,809

Amortization expense for the years ended December 31, 2013 and 2012 amounted to $3,139 and $31,990, respectively. In 2012, the Company recognized impairment charges of $749,642 related to its goodwill and other intangibles.  No additional impairment charges were recognized during 2013.

Effective June, 2012, the Company sold the 800.com domain and all of its assets to Steven Ivester. The Company recorded a gain on sale of assets in the amount of $618,945 as a result of this asset sale by crediting to additional paid in capital.

The goodwill amount of $669,957 was recorded with the DataJack acquisition in December, 2009, and was fully impaired at December 31, 2012 based on management’s annual assessment as described in Note B, pursuant to the Company’s losses.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances under the Unsecured Note amounted to $181,007 and $53,650 at December 31, 2013 and 2012, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Effective April 1, 2012 and subsequently amended on June 7, 2012, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations.

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 8,000,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000.The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the years ended December 31, 2013 and 2012, the Company amortized $444,444 and $259,259, respectively, of this deferred cost to consulting expense.

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

Expenses under the Restated Consulting Services Agreement (excluding the amortization of deferred costs referred to above) for years ended December 31, 2013 and 2012, respectively, were $150,000 and $233,804 in consulting expense.  In addition, health and insurance benefits were paid by the Company on behalf of Steven Ivester, which totaled approximately $11,227 and $10,285 for the year ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, advances from iTella (a related party) were $239,704 and $122,079, respectively, which are included in advances from related parties in the Company’s consolidated balance sheet.

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

On January 20, 2012, Warren Gilbert purchased from the Company 100,000 restricted shares of the Company’s common stock in a private placement for $100,000.

On January 20, 2012, the Sperlings purchased from the Company 100,000 restricted shares of the Company’s common stock in a private placement for $100,000. On that date, the Company issued an additional 1,000,000 restricted shares of the Company’s common stock valued at $190,000 to Mr. Sperling for services rendered to the Company under a consulting agreement with Mr. Sperling.

Effective October 1, 2012 the Company issued and sold $700,000 in secured notes Mr. Sperling and Mr. Gilbert in a private placement, for a cash purchase price of $700,000. These investors also received 750,000 shares of the Company's common stock on April 29, 2013.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

On March 30, 2012, the Company entered into a convertible promissory note with St. George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company. The St George Note was convertible into common stock, at St George Investments’ option, at a fixed conversion price of $0.375 per share from March 30, 2012 until September 1, 2012, and commencing September 2, 2012 the conversion price is 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. Upon the occurrence of an event of default, (i) the outstanding balance shall increase to 112.5% of the outstanding balance immediately prior to the occurrence of such event of default; provided, however, that such increase may not be applied more than twice, and (ii) this St George Note shall accrue interest until the outstanding balance is repaid in full at the rate of 1% per month (or 12% per annum), compounding daily, whether before or after judgment.

On March 11, 2013 the Company converted $1,875 due to iTella Consulting, which is owned by Steven Ivester, into 62,500 shares.  The effective issuance price per share was $0.03. On November 20, 2013, the Company converted an additional $9,500 due to iTella Consulting into 250,000 shares. On December 27, 2013, the Company converted $1,000 due to iTella Consulting into 25,000 shares.

On April 18, 2013, the Company converted $7,000 in unsecured notes with Steven Ivester into 17,500 shares. On April 29, 2013 the Company converted an additional $3,000 in unsecured notes with Steven Ivester into 5,000 shares.

On November 20, 2013, the Company converted $240,000 in unsecured notes with Mr. Sperling and Mr. Gilbert into 700,000 shares.

On December 21, 2013, the Company sold computer network equipment to Steven Ivester, the Company’s former sole shareholder, in the amount of $48,000. The sale amount was deducted from the amount the short term loan balance, which the Company owes Steven Ivester. The assets net book value at the time of sale was $4,358, which resulted in a gain on the sale of assets of $43,642.

At various times during 2013, Mr. Sperling, Mr. Gilbert and Steven Ivester have provided unsecured notes and cash advances to the Company.  The balance of these unsecured notes and cash advances as of December 31, 2013 is $347,409

NOTE G – NOTES PAYABLE

At December 31, 2013 and 2012, notes payable consisted of the following:

	2013	2012

Promissory notes payable - shareholders	$347,409	$497,803
Secured note payable - Gilbert/Sperling	610,397	648,510
Convertible note payable - St George	544,738	327,414
Convertible note payable - JMJ Financial	-	55,000
Note payable - Vanderbur	-	40,000
Note payable - AFS/IBEX Bank	-	12,463
Note payable – LG Capital	21,067	-
Note payable - Dell Computer	-	42,821
Original issue discounts	(213,105)	(36,337)

Total notes payable	1,310,506	1,587,344

Less current portion of notes payable	(1,310,506)	(1,146,027)

Noncurrent portion of notes payable	$-	$441,317

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Promissory Notes Payable - Shareholders

As of December 31, 2013 and 2012, the Company had short-term unsecured promissory notes from various shareholders totaling $347,409 and $497,803, respectively. These unsecured advances do not accrue interest.

Secured Note Payable – Gilbert/Sperling

Effective October 1, 2012, the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 750,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12%, and are due in equal weekly installments through October 1, 2015. The 750,000 shares were recorded at a value of $700,000, and are classified on the Company’s balance sheet as debt discount. For the years ended December 31, 2013 and 2012, the Company amortized $233,333 and $75,000 of this debt discount to interest expense. During 2013, an additional $202,451 was amortized to recognize an additional cost for the early conversion of the loan balances to stock during the first quarter of 2014.

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

St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company by providing one or more written notices thereof to the Company but not exceed 47,692 shares. The St George Investments converted a total of $426,206 of accrued interest, penalty and principal amount during the year ended December 30, 2012 and returned $58,486 or 47,692 shares of conversion made in September 2012.

Convertible Notes Payable – JMJ Financial

On August 22, 2012, the Company entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for a principal balance of $220,000. The principal sum of the note consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. At December 31, 2013 and 2012, the Company had drawn down $0 and $55,000, respectively.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

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

On December 11, 2013, the Company entered an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note.

Note Payable – Vanderbur

On June 22, 2012, the Company entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on December 22, 2012. The Company was required to pay a $5,000 participation fee to execute the note and the Company issued the bearer 3,125 shares of DataJack common stock as additional cost of entering the note. The terms of the note will allow the Company to add additional $25,000 tranches of debt up to a maximum of $100,000. The total loan cost of $8,750 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012.

On September 7, 2012, the Company entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on October 20, 2012. The Company has committed to pay a $5,000 participation fee to execute the note and the Company issued the bearer 1,000 shares of DataJack common stock as additional cost of entering the note.

On December 31, 2013, the Company entered into a Debt Settlement agreement with Gene and Lois Vanderbur.

Note Payable – LG Capital

On June 19, 2013, the Company entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  The outstanding principal balance as of December 31, 2013 is $21,067.

Other Note Obligations

The AFS/IBEX note is associated with an insurance policy, is repayable in equal monthly payments of $2,128 through June 2013, is unsecured, and bears interest at 8.3% per year. There were no balances outstanding as of December 31, 2013.

On January 23, 2012, the Company settled the outstanding note payable due to Abundance Partners LP by issuing 10,000 shares of its common stock.

The Dell Financial note is related to a disputed computer purchase in 2007. There was no balance outstanding as of December 31, 2013.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE H – DERIVATIVE LIABILITIES

The Company’s JMJ Note can be convertible into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; and (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note.

The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provisions, requiring the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to fair value as of each subsequent reporting date.

At the inception of these convertible notes, the Company determined the aggregate fair value of $467,725 of embedded derivatives. The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151% to 259%, (3) weighted average risk-free interest rate of 0.08 % to 0.19%, (4) expected life of 0.08 to 0.99 year, and (5) estimated fair value of the Company’s common stock of $0.065 to $0.125 per share.

The determined fair value of these debt derivatives of $467,725 at inception dates were charged as a debt discount up to the net proceeds of the convertible note with the remainder of $222,598 and $115,000 charged to the operations during 2013 and 2012 as non-cash interest expense, respectively.

At December 31, 2013 and 2012, the Company marked to market the fair values of these debt derivatives and determined a fair value of $854,685 and $916,646. The Company recorded a gain (loss) from change in fair value of debt derivatives of $219,059 and ($616,519) as of December 31, 2013 and 2012, respectively. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158% to 299%, (3) weighted average risk-free interest rate of 0.13% to 0.17%, (4) expected life of 0.00 to 1 year, and (5) estimated fair value of the Company’s common stock of $0.0085 to $0.015 per share.

NOTE I – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of December 31, 2013 and 2012, the legal settlement obligation was $328,574 and $0, respectively.   The following is a summary of the recent settlement transactions:

DataJack, Inc. was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint.  A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit.  An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014.  An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.  The Company has made the February 18, 2014 payment.  An extension was granted on March 17, 2014 for the final payment to be made on or before April 25, 2014.  An issuance of 60,000 shares was made on March 17, 2014 as an extension fee.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

The Company is a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. A settlement agreement was reached and we paid the claim in January 2014.

The Company is a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. A settlement agreement has been reached and is dated January 16, 2014.  The agreed settlement was paid in January 2014.

DataJack, Inc. was a defendant in litigation titled RFP Mainstreet Park / Cypress, LLC v. Quamtel, Inc., Case No. 12-034366, pending in the Seventeenth Judicial Court Circuit of Florida.  RFP Mainstreet Park / Cypress, LLC alleged DataJack failed to pay for office space leased.  A settlement agreement was reached and dated October 24, 2013, which includes dismissal of the lawsuit.  The agreement requires the Company to pay the settlement amount over twelve months commencing in November 2013.  The Company has been making the monthly payments during 2014.

        The Company entered into a debt settlement agreement with Windell Thelusma on November 26, 2013.  Windell Thelusma had provided a loan to DataJack.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment upon signing of the agreement.

The Company entered into a release and settlement agreement with Ran Birkins on July 15, 2013. The settlement provided for the extinguishment of all alleged amounts owed to Ran Birkins with the issuance of 1,000,000 restricted shares. The shares were issued to Ran Birkins on September 5, 2013.

NOTE J – EQUITY

Reverse Stock Split

On January 24, 2014, the Company filed FORM DEF 14C announcing an amendment to our current articles of incorporation to effect a reverse split of the Company’s common stock at a ratio of twenty (20) to one (1).  Neither the (i) number of authorized shares nor the par value of the shares of the Company’s common stock nor (ii) number of authorized shares or the par value of the shares of the Company’s preferred stock will be changed in connection with any such reverse split.  The information contained within this Form 10-K is shown as if the reverse stock split had already occurred.  All share and per share data have been retroactively restated to reflect the reverse split.

Financing and Other Transactions

During the year ended December 31, 2012, the Company issued 192,250 shares of common stock for services rendered valued at $1,693,349.  No shares were issued during 2013 for services.

During the years ended December 31, 2013 and 2012, the Company completed private placements with a number of investors for aggregate gross proceeds of $121,580 and $691,908, representing 454,000 and 736,067 restricted common shares, respectively.

During the years ended December 31, 2013 and 2012, the Company issued 2,051,400 and 546,285 of its common shares to convert outstanding debt in the amount of $673,103 and $676,950, respectively.

During the ended December 31, 2013, the Company issued an additional 1,100,625 shares of common stock valued at $984,876, as follows:

•	300,625 shares valued at $35,876 were issued to a related party for prepaid consulting expenses;
•	750,000 shares valued at $900,000 were issued to three shareholders to reduce the stock payable liability.
•	50,000 shares valued at $49,000 were issued to a related part for settlement of domain name purchase

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

During the ended December 31, 2012, the Company issued an additional 1,276,406 shares of common stock valued at $1,740,054, as follows:

•	442,600 shares valued at $192,725 were issued to a related party for prepaid consulting expenses;
•	400,000 shares valued at $720,000 were issued to a related party for restructuring a consulting agreement;
•	433,807 shares valued at $827,329 were issued to eight shareholders to reduce the stock payable liability.

Stock Payable

At December 31, 2013 and 2012, the Company recorded a stock payable of $0 and $985,153, respectively. The stock payable represents amounts that the Company has an obligation to issue common shares for in the future. 750,000 shares valued at $900,000 were issued in 2013 in settlement of the stock payable.

NOTE K – EQUITY INCENTIVE PLAN

The Company’s 2009 Equity Incentive Plan (the “Plan”) allows for the issuance of options to purchase, and other stock-based awards of, up to 5,000,000 shares of the Company’s common stock to selected employees, outside directors and consultants of DataJack, Inc. and its affiliates, at the sole discretion of, and with terms determined by, the Company’s Board of Directors. All of the 5,000,000 shares issuable under the Plan have been registered on a Form S-8 registration statement filed with the SEC on November 9, 2009. No options have been granted under the Plan through December 31, 2013, however, awards totaling 4,994,000 shares of the Company’s registered common stock have been granted under the Plan.

NOTE L – INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

Years ended
	December 31, 2013	December 31, 2012

Current benefit	$-	$-
Deferred benefit	-	-
Net income tax benefit	$-	$-

Significant components of deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryover	$6,931,000	$4,619,000
Less: valuation allowance	(6,931,000)	(4,619,000)
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2013	2012

Statutory federal income tax rate	-34.0%	-34.0%
Non-deductible items	6.6%	10.6%
Valuation allowance	27.4%	23.4%
Effective income tax rate	0.0%	0.0%

The Company has not filed corporate income tax returns for the year ended December 31, 2010 and years subsequent.

The Company has net operating loss carry forward of approximately $20.4 million for federal income tax purposes which will expire by 2033.  In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL. These leases expire on February 28, 2015 and March 31, 2016, respectively.

Rent expense for these operating leases (net of a month-to-month sublease for a small portion of the primary office premises) for the years ended December 31, 2013 and 2012 was $92,954 and $75,644, respectively.

Commitments for minimum rentals under non-cancelable leases at December 31, 2013 are as follows:

2014	$71,249
2015	44,706
2016	6,442
2010 and thereafter	-
Total	$122,397

The Dallas, TX lease is currently in default due to non-compliance with lease terms.  The Company is not currently carrying property, auto or workers compensation insurance, as required by the terms of the lease agreement.

Letter of Credit

As of December 31, 2013 and 2012, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at December 31, 2013 and 2012, is classified as restricted cash, a non-current asset.

Litigation

In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range.

Sale of ITG, Inc.

The Company disposed of its ITG, Inc..(formerly WQN, Inc)  subsidiary effective November 21, 2013. In accordance with the Stock Purchase Agreement related to the sale of ITG, Inc. the purchaser assumed certain liabilities totaling $275,548 as of the date of the transaction. The purchaser has not indemnified the Company against any future claims by third party creditors or others. Management does not consider it likely that these claims will materialize and accordingly no provision has been made for these contingent liabilities.

NOTE N – GAIN ON DISPOSAL OF ASSETS

 Effective June 5, 2013, the Company sold substantially all of the assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba and India Easy Talk telecommunications services, prepaid products and related technology to iTalk, Inc. for $300,000.

 Effective November 21, 2013, ITG, Inc, (formerly WQN, Inc.) sold, transferred and delivered all its issued and outstanding common stock shares, with $0.01 par value, to WW Courier, Inc. for $500 and 10% of future revenue. All remaining outstanding liabilities related to WQN, Inc. were transferred with the stock sale. No provision has been made for any future consideration due to the uncertainty thereof.

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

As a result of these two transactions, the Company recorded a gain on disposal of assets in the amount of $575,829.

The gain on disposal of assets comprised of the following:

	Year ended December 31, 2013	Year ended December 31, 2012

Gain on disposal of the assets of WQN, Inc.	$299,781	$-
Gain on disposal of ITG, Inc. (formerly WQN, Inc.)	276,048	-
Gain on disposal of assets	$575,829	$-

The gain on the sale of WQN assets comprised of the following:

	Year ended December 31, 2013	Year ended December 31, 2012

Intangibles, net	$219	$-
	219	-
Proceeds on disposal	300,000	-
Gain on disposal of the assets of WQN, Inc.	$299,781	$-

The gain on disposal of the ITG, Inc..(formerly WQN, Inc) comprised of the following:

	Year ended December 31, 2013	Year ended December 31, 2012

Accounts payable	$275,548	$-
Proceeds on disposal	500	-
Gain on disposal of ITG, Inc. (formerly WQN, Inc.)	$276,048	$-

DataJack, Inc.
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE O – SUBSEQUENT EVENTS

On January 7, 2014, the Company entered into a debt settlement agreement with Gottbetter & Partners, LLP.  The Company had received legal services from Gottbetter & Partners, LLP for its public filings, in the normal course of business.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for the issuance of stock after the completion of the reverse stock split.  Stock was issued to Gottbetter & Partners, LLP on March 19, 2014.

On January 9, 2014, the Company entered into a debt settlement agreement with RBSM, LLP. The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment within 30 days of the agreement and after the completion of this filing. A partial payment of the settlement was completed on January 29, 2014.

On January 10, 2014, the Company entered into a debt settlement agreement with Issuer Direct Corp. The Company had received filing services from Issuer Direct Corp. for its public filings, in the normal course of business. The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment within 45 days of the agreement and the issuance of stock after the completion of the reverse stock split. The cash payment was completed on January 29, 2014 and the shares were issued on March 25, 2014.

On January 15, 2014, the Company entered into a debt settlement agreement with Novak and Macey, LLP.  The Company had received legal services from Novak and Macey, LLP in the St. George Investments litigation.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment on February 15, 2014 and the issuance of shares on the same date. A partial cash payment was completed on February 18, 2014 with a balance still owing as of the date of this filing. The shares were issued to Novak and Macey, LLP on March 25, 2014.

On February 14, 2014, Barry Ahron, a stockholder, provided an unsecured, noninterest bearing, short term advance to the Company in the amount of $45,000.

On March 31, 2014, the Company converted $119,300 in accrued consulting fees owed to Warren Gilbert into 596,500 shares.  In addition, the outstanding loan principal and interest balance of $316,665 owed to Warren Gilbert was also converted and 1,583,323 shares were issued.  The Company also converted Gerry Sperling’s loan with an outstanding principal and interest balance of $332,977 into 1,583,323 shares.

On March 31, 2014, Steve Ivester requested the conversion of $281,308 in short term loans to be converted into 5,829,773 shares, which the Company honored and issued.  In addition, iTella requested the conversion of $162,500 of amounts due to iTella to be converted into 3,225,000 shares, which the Company honored and issued.

On March 31, 2014, the Company issued shares to the board of directors as compensation for 2014.  The shares were granted and issued as follows: Marc Moore 243,750 shares, Gladys Perez 240,000 shares and Peter Sperling 100,000.  In addition, the Company issued 750,000 shares to Andrea Munoz as a 2014 bonus.

From January thru March 2014, Gerry Sperling has provided additional unsecured, noninterest bearing, short term advances to the company totaling $245,000. Steve Iverson has also provided additional unsecured, noninterest bearing, short term advances to the Company totaling $99,485.