Form 10-Q
period 2014-03-31
DataJack, Inc.
filed 2014-05-20
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 6, 2014 is 128,868,156.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$148	$21,799
Accounts receivable, net	218	12,037
Inventory	6,255	20,369
Prepaid expenses and deposits	28,475	25,876
Total current assets	35,096	80,081

Restricted cash	150,000	150,000
Property and equipment, net	119,024	135,026
Deferred cost, net	185,185	296,296
Intangibles, net	35,365	36,878

TOTAL ASSETS	$524,670	$698,281

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$521,812	$521,465
Accrued expenses	32,743	374,875
Advances from related parties	-	420,711
Current portion of notes payable, net of debt discount	672,782	1,310,506
Legal settlement liabilities	437,799	328,574
Derivative liabilities	1,782,735	854,685
Total current liabilities	3,447,871	3,810,816

Noncurrent portion of notes payable	0	0

TOTAL LIABILITIES	3,447,871	3,810,816

Shareholders' deficit:
Common stock - $0.001 par value; 100,000,000 shares authorized;
24,361,728 and 9,095,058 shares issued and 24,356,728 and 9,090,058
shares outstanding at March 31, 2014 and December 31, 2013, respectively	24,362	9,095
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Additional paid-in capital	24,603,422	22,369,832
Common stock subscriptions	31,500	31,500
Treasury stock, 5,000 shares	(100,000)	(100,000)
Accumulated (deficit)	(27,482,485)	(25,422,962)
Total shareholders' deficit	(2,923,201)	(3,112,535)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$524,670	$698,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$285,241	$576,520

Cost of sales	180,702	480,620

Gross profit	104,539	95,900

Operating expenses:
Compensation, consulting and related expenses	1,035,179	405,179
General and administrative expenses	332,984	192,772
Depreciation and amortization	18,596	22,309
Total operating expenses	1,386,759	620,260

Loss from operations	(1,282,220)	(524,360)

Other (income) expense:
Interest and financing expense	21,031	177,156
Amortization of debt discount	213,105	18,334
Loss (gain) from change in derivative liability	928,050	(470,445)
Gain on debt settlement	(384,883)	-
Total other expense (income), net	777,303	(274,955)

Loss before income taxes	(2,059,523)	(249,405)

Income tax expense	-	-

Net loss	$(2,059,523)	$(249,405)

Basic and diluted loss per share:

Net loss per share	$(0.20)	$(0.04)

Weighted average number of shares outstanding	10,137,580	5,551,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For Three Months Ended March 31, 2014
(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2013	9,095,057	$9,095	$22,369,832	$31,500	$(100,000)	$(25,422,962)	$(3,112,535)
Common stock issued for services	1,634,942	1,635	876,076	-	-	-	877,711
Common stock issued for related party settlement	6,426,273	6,426	394,182	-	-	-	400,608
Common stock issued for cash	11	0	-	-	-	-	0
Common stock issued for legal settlement liabilities	82,500	83	111,582	-	-	-	111,665
Common stock issued for debt settlement	75,000	75	39,450	-	-	-	39,525
Common stock issued for debt conversion	3,166,646	3,167	646,183	-	-	-	649,349
Common stock issued for iTella consulting agreement amendment, as part of deferred cost	3,375,000	3,375	166,625	-	-	-	170,000
Common stock in escrow issued	506,298	506	(506)	-	-	-	-
Net loss for the year ended March 31, 2014	-	-	-	-	-	(2,059,523)	(2,059,523)
Balance, March 31, 2014	24,361,728	$24,362	$24,603,422	$31,500	$(100,000)	$(27,482,485)	$(2,923,201)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,059,523)	$(249,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(384,883)	-
Loss / (Gain) from change in derivative liability	928,050	(470,445)
Depreciation and amortization	18,596	22,309
Noncash interest expense	39,370	157,712
Noncash compensation expense	666,875	-
Noncash loan fees	39,525	-
Amortization of debt discount	213,105	18,334
Changes in operating assets and liabilities:
Accounts receivable	11,820	4,610
Inventory	14,114	1,614
Prepaid expenses and deposits	(2,600)	(7,304)
Deferred costs	111,111	111,111
Accounts payable	183,756	190,201
Accrued expenses	(11,995)	2,166
Related party advances	22,500	(11,393)
Legal settlement liabilities	(197,376)	-
Unearned revenue	-	3,990
Net cash used in operating activities	(407,555)	(226,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,081)	-
Proceeds from sale of assets	-	75,000
Net cash (used in) provided by investing activities	(1,081)	75,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	-	67,900
Proceeds from promissory note issuances	395,485	124,320
Repayment of notes payable	(8,500)	(54,684)
Net cash provided by financing activities	386,985	137,536

Net decrease in cash and cash equivalents	(21,651)	(13,964)
Cash and cash equivalents at beginning of period	21,799	23,886
Cash and cash equivalents at end of period	$148	$9,922

Supplemental cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$19,386

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$111,664	$2,576
Issuance of common stock for settlement of obligation due related party	$1,430,792	$1,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAJACK, INC.
(Formerly known as Quamtel, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

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

The Company’s communication product mix included an international calling service delivered under the brand WQN, through the Company’s subsidiary, WQN, Inc. (“WQN”). Effective June 5, 2013, DataJack, Inc. sold substantially all of the intangible assets of WQN which included WQN, Easy Talk, Premium, Value, Easy Talk Mexico, Easy Talk Cuba, and India Easy Talk telecommunications services, prepaid products and related technology to iTalk, Inc. for $300,000. WQN accounted for approximately 47% of the Company’s consolidated revenues in 2012.

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

The condensed consolidated balance sheet as of December 31, 2013 contained herein have been derived from audited financial statements.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies. Cash overdraft positions are recorded as accounts payable in the balance sheet.

Restricted Cash

Restricted cash represents collateral on a standby letter of credit related to an agreement with one of the Company’s telecommunications service providers, effectively providing a guarantee of the Company’s payment of its account payable to this service provider.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 was zero.

Inventories

Inventories consist of DataJack’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G and 4G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At March 31, 2014 and December 31, 2013, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents such as shares issuable on debt conversion are excluded from the computation if their effect is anti-dilutive.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$854,685	$854,685
As of December 31, 2013	$-	$-	$854,685	$854,685

Derivative liability	$-	$-	$1,782,735	$1,782,735
As of March 31, 2014	$-	$-	$1,782,735	$1,782,735

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2014.

Derivative
Liability

Balance, December 31, 2013	$854,685

Mark-to-market at March 31, 2014	928,050

Balance, March 31, 2014	$1,782,735

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of March 31, 2014 and December 31, 2013, the Company did not have any recorded unearned revenue.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $2,059,523 and $249,405 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company has reported an accumulated deficit of $27,482,485 and a working capital deficit of $3,412,775, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2014 and December 31, 2013, respectively, property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013

Computers and equipment	$452,105	$451,140
Furniture & Fixtures	12,274	12,274
Total	464,379	463,414
Less accumulated depreciation	(345,355)	(328,388)
Total	$119,024	$135,026

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $17,083 and $20,740, respectively.

NOTE 5 – INTANGIBLES

At March 31, 2014 and December 31, 2013, respectively, intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013

Domain names	119,827	119,827
Less accumulated amortization	(4,777)	(3,264)
Less impairment charges	(79,685)	(79,685)

Intangibles, net of accumulated amortization	$35,365	$36,878

Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $1,513 and $1,569, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, Steven Ivester, the Company’s former sole shareholder, who is currently the Assistant Secretary of and also a consultant to the Company through a Consulting Services Agreement with iTella, Inc., has made personal advances to the Company under an Unsecured Revolving Promissory Note (the "Unsecured Note"). The Unsecured Note has a maximum amount of $1,000,000, is repayable upon demand, is non-interest bearing and is unsecured. Advances of $181,007 under this unsecured note were assigned to another shareholder. Advances under the Unsecured Note amounted to $0 at March 31, 2014 and December 31, 2013, which is included in advances from related parties in the Company’s condensed consolidated balance sheet.

Effective April 1, 2012 and subsequently amended on June 7, 2012, the Company executed a Restated Consulting Services Agreement with iTella, Inc., whereby iTella, Inc. provides, at the reasonable request of the Company’s management, advanced business strategy, financing, product development and marketing advice including but not limited to day to day operations.

The annual payout of the contract was reduced from $250,000 to $150,000. Also, the revenue sharing provision of the previous consulting agreement was terminated. In consideration of the reductions of compensation, the Company accrued a $280,000 payable to the Consultant. Also, in consideration of the reduction of compensation the Company issued 400,000 of restricted shares. The shares were recorded on the Company’s balance sheet at a value of $720,000. The $1,000,000 combined total of the $280,000 payable and the $720,000 of restricted stock issuance are recorded on the Company’s balance sheet as a deferred cost. The Consultant can call the $280,000 payable on demand. For the three months ended March 31, 2014 and 2013, the Company amortized $111,111, respectively, of this deferred cost to consulting expense.

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

Expenses under the Restated Consulting Services Agreement (excluding the amortization of deferred costs referred to above) for three months ended March 31, 2014 and 2013, respectively, were $37,500 in consulting expense.  In addition, health and insurance benefits were paid by the Company on behalf of Steven Ivester, which totaled approximately $2,807 and $2,571 for the three months ended March 31, 2014 and 2013.

Advances of $92,204 owed to iTella were assigned to another shareholder.  As of March 31, 2014 and December 31, 2013, advances from iTella (a related party) were $0 and $239,704, respectively, which is included in advances from related parties in the Company’s condensed consolidated balance sheet.

During the three months ended March 31, 2014, the Company issued 5,829,773 shares of its common stock in settlement of related party obligations to Steve Ivester and an additional 3,375,000 shares for obligations to iTella. In addition, Steve Ivester has provided additional unsecured, noninterest bearing, short term advances to the company totaling $90,485.

On March 31, 2014, the Company owed $119,300 in accrued consulting fees to Warren Gilbert, which was converted into 596,500 shares. In addition, the outstanding loan principal and interest balance of $316,665 owed to Warren Gilbert was converted into 1,583,323 shares.

On March 31, 2014, the Company also converted Gerry Sperling’s loan with an outstanding principal and interest balance of $332,977 into 1,583,323 shares.

At various times during 2014, Gerry Sperling, Barry Ahron and Steven Ivester have provided unsecured notes and cash advances to the Company.  The balance of these unsecured notes and cash advances as of March 31, 2014 is $378,085.

NOTE 7 – NOTES PAYABLE

At March 31, 2014 and December 31, 2013, notes payable consisted of the following:

	March 31,	December 31,
	2014	2013

Promissory notes payable - shareholders	$651,296	$347,409
Secured note payable - Gilbert/Sperling	-	610,397
Convertible note payable - St George	-	544,738
Note payable – LG Capital	21,486	21,067
Original issue discounts		(213,105)
Total notes payable	672,782	1,310,506
Less current portion of notes payable	(672,782)	(1,310,506)
Noncurrent portion of notes payable	$-	$-

Promissory Notes Payable - Shareholders

As of March 31, 2014 and December 31, 2013, the Company had short-term unsecured promissory notes from various shareholders totaling $651,296 and $347,409, respectively. These unsecured advances do not accrue interest.

Secured Note Payable – Gilbert/Sperling

Effective October 1, 2012, the Company issued and sold $700,000 in secured notes to two accredited investors in a private placement, for a cash purchase price of $700,000. The investors also received 750,000 shares of the Company's common stock. These notes are secured by substantially all of the Company's assets, bear interest at 12% per year, and are due in equal weekly installments through October 1, 2015. The outstanding loan and principal balance of $649,349 was converted into 3,166,646 common stock shares on March 31, 2014 and the remaining debt discount of $213,105 was written off to interest expense.

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

St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company by providing one or more written notices thereof to the Company but not exceed 47,692 shares. The St George Investments converted a total of $426,206 of accrued interest, penalty and principal amount during the year ended December 31, 2012 and returned $58,486 or 47,692 shares of conversion made in September 2012. See Note 8 for related litigation.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 9.

Note Payable – LG Capital

On June 19, 2013, the Company entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  LG Capital converted a total of $12,090 of accrued interest and principal amounts during the year ended December 31, 2013 for 109,649 shares.  The outstanding principal balance as of March 31, 2014 and December 31, 2013 is $21,486 and $21,067, respectively.

NOTE 8 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of March 31, 2014 and December 31, 2013, the legal settlement obligation was $437,799 and $328,574, respectively.   The following is a summary of the recent settlement transactions:

DataJack, Inc. was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the “St George Litigation”). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014. An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.  The Company has made the February 18, 2014 payment.  An extension was granted on March 17, 2014 for the final payment to be made on or before April 25, 2014.  An issuance of 60,000 shares was made on March 17, 2014 as an extension fee. The Company has not made the April 25, 2014 payment and is in default of the settlement agreement.

The Company was a defendant in an action styled Robert Picow vs. Quamtel, Inc. and Steven Ivester, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Picow asserts he is entitled to damages as a consequence of an alleged breach of a consulting agreement and for an alleged interference with his ability to trade his Quamtel shares. A settlement agreement was reached and the Company paid the claim in January 2014.

The Company was a defendant in an action styled The Balancing Act TV, LLC vs. Quamtel, Inc., filed on July 24, 2012 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Balancing Act TV, LLC asserts that it is entitled to damages in the amount of approximately $50,000 as a consequence of an alleged breach by us of a contract with us. A settlement agreement has been reached and is dated January 16, 2014.  The agreed settlement was paid in January 2014.

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

The Company entered into a debt settlement agreement with Windell Thelusma on November 26, 2013.  Windell Thelusma had provided a loan to DataJack.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment upon signing of the agreement, which was completed in January 2014.

On August 22, 2012, the Company entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company to draw down the available principal over time. The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount. On December 11, 2013, the Company entered an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note. The Company has signed various amendments to the Debt Settlement agreement extending the final payment date to March 14,2014.  The Company is in default of the Debt Settlement agreement, as the payment has not been made as of the date of this filing. The Company has identified embedded derivatives related to the JMJ Note. These embedded derivatives include certain conversion features and reset provisions. See Note 9.

On June 22, 2012, the Company entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on December 22, 2012. The Company was required to pay a $5,000 participation fee to execute the note and the Company issued the bearer 3,125 shares of DataJack common stock as additional cost of entering the note. The total loan cost of $8,750 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012. On September 7, 2012, the Company entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on October 20, 2012, and remains unpaid. The Company has committed to pay a $5,000 participation fee to execute the note and the Company has committed to issue the bearer 1,000 shares of DataJack common stock as additional cost of entering the note. The total loan cost of $7,400 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012. On December 31, 2013, the Company entered into a Debt Settlement agreement with Gene and Lois Vanderbur for a cash payment and 12,500 common shares. The Company issued the 12,500 common shares of stock on February 21, 2014.

On January 7, 2014, the Company entered into a debt settlement agreement with Gottbetter & Partners, LLP.  The Company had received legal services from Gottbetter & Partners, LLP for its public filings, in the normal course of business.  The agreement provides for the extinguishment of all outstanding amounts owed in exchange for the issuance of stock after the completion of the reverse stock split.  25,000 shares were issued to Gottbetter & Partners, LLP on March 19, 2014.

On January 9, 2014, the Company entered into a debt settlement agreement with RBSM, LLP. The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment within 30 days of the agreement and after the filing of the Company’s 2013 Form 10K, which was filed on April 14, 2014. A partial payment of the settlement was completed on January 29, 2014.

On January 10, 2014, the Company entered into a debt settlement agreement with Issuer Direct Corp. The Company had received filing services from Issuer Direct Corp. for its public filings, in the normal course of business. The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment within 45 days of the agreement and the issuance of stock after the completion of the reverse stock split. The cash payment was completed on January 29, 2014 and 20,000 shares were issued on March 25, 2014.

On January 15, 2014, the Company entered into a debt settlement agreement with Novak and Macey, LLP. The Company had received legal services from Novak and Macey, LLP in the St. George Investments litigation. The agreement provides for the extinguishment of all outstanding amounts owed in exchange for a cash payment on February 15, 2014 and the issuance of shares on the same date. A partial cash payment was completed on February 18, 2014 with a balance still owing as of the date of this filing. 25,000 shares were issued to Novak and Macey, LLP on March 25, 2014.

NOTE 9 – DERIVATIVE LIABILITIES

The Company’s St George Note and JMJ Financial Note (the “JMJ Note”) can be converted into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; and (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note.

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

At December 31, 2013, the Company marked to market the fair values of these debt derivatives and determined a fair value of $854,685. The Company recorded a gain from change in fair value of debt derivatives of $219,059. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158% to 299%, (3) weighted average risk-free interest rate of 0.13% to 0.17%, (4) expected life of 0.00 to 1 year, and (5) estimated fair value of the Company’s common stock of $0.0085 to $0.015 per share.

At March 31, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $1,782,735. The Company recorded a loss from change in fair value of debt derivatives of $928,050. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 318%, (3) weighted average risk-free interest rate of 0.13% to 0.17%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.85 per share.

NOTE 10 – STOCKHOLDERS’ EQUITY

Reverse Stock Split

On January 24, 2014, the Company filed FORM DEF 14C announcing an amendment to the Company’s current articles of incorporation to effect a reverse split of the Company’s common stock at a ratio of twenty (20) to one (1).  Neither the (i) number of authorized shares nor the par value of the shares of the Company’s common stock nor (ii) number of authorized shares or the par value of the shares of the Company’s preferred stock will be changed in connection with any such reverse split. The information contained within this Form 10-K is shown as if the reverse stock split had already occurred. All share and per share data have been retroactively restated to reflect the reverse split.

Financing and Other Transactions

During the three months ended March 31, 2014, the Company issued 9,801,273 shares of common stock in settlement of related party obligations.  The Company issued 3,166,646 shares of common stock for conversion of related party loans.

During the three months ended March 31, 2014, the Company issued 11 shares of common stock for cash.

During the three months ended March 31, 2014, the Company issued 157,500 shares of common stock in settlement of litigation and debt settlements.

During the three months ended March 31, 2014, the Company issued 1,634,942 shares for consulting fees, bonuses and compensation related to 2013 board of director fees.

During the three months ended March 31, 2014, the Company issued 506,298 shares of stock which had previously been held in an escrow account.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range. As of the date of this filing, the Company is not currently involved in or aware of any pending or threatened litigation.

Leases

The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL. These leases expire on February 28, 2015 and March 31, 2016, respectively.          As of March 31, 2014, the Dallas, TX lease is currently in default due to non-compliance with lease terms.  The Company is not currently carrying property, auto or workers compensation insurance, as required by the terms of the lease agreement.

Letter of Credit

As of March 31, 2014 and December 31, 2013, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at March 31, 2014 and December 31, 2013, is classified as restricted cash, a non-current asset.

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

NOTE 12 – INCOME TAXES

The Company has not filed corporate income tax returns for the year ended December 31, 2010 and years subsequent.

As of December 31, 2013, the Company has net operating loss carry forward of approximately $20.4 million for federal income tax purposes which will expire by 2033.  In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not recognize a benefit from operating loss carry-forwards.

NOTE 13 – SUBSEQUENT EVENTS

From April 1 to May 2, 2014, the Company received an aggregate of $72,542 in cash from short term related party loans.

On April 14, 2014 and May 6, 2014, the Company issued 60,000 shares to St. George investments for an extension on the April 14, 2014 debt settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission, the ("SEC") on April 14, 2014.

When used in this quarterly report, the terms the “Company,” “DataJack,” “we,” “our,” and “us” refers to DataJack, Inc. formerly known as Quamtel, Inc., a Nevada corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its Annual Report on Form10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 14, 2014.

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

We offer secure nationwide mobile broadband wireless data transmission services primarily under the DataJack brand. Through DataJack, we offer low cost, no contract, mobile broadband with various data plans. Our DataJack service is offered primarily through two devices - the DataJack MiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

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

Results of Operations for the Three Months ended March 31, 2014 Compared to the Same Period in 2013

Revenues

Our revenues for the three months ended March 31, 2014 and 2013 were $285,241 and $576,520, respectively. DataJack revenues decreased by $53,068 and the WQN Asset Sale caused revenues to drop substantially during the first quarter of 2014.

Cost of Sales and Gross Profit

Cost of sales totaled $180,702 and $480,620 for the three months ended March 31, 2014 and 2013, respectively. This resulted in gross profit of $104,539 (37%) and $95,900 (17%) for the respective 2014 and 2013 periods. The decrease in cost of sales and the increase gross margin in 2014 were a result of the WQN Asset Sale.

Operating Expenses

Operating expenses were $1,382,759 and $620,260 for the three months ended March 31, 2014 and 2013, respectively.

Compensation and consulting expenses increased to $1,035,179 for the three months ended March 31, 2014 compared to $405,179 for the same period in 2013. Compensation and consulting expenses are primarily a result of the issuance of common shares for board of director fees in the amount of $291,875 and bonuses in the amount of $377,000.

General and administrative (“G&A”) expenses were $332,984 and $192,772 for the three months ended March 31, 2014 and 2013, respectively.

Other Income and Expense

Other income and expenses increased to a net other expense of $777,303 for the three months ended March 31, 2014 compared to a net other income of $274,955 for the three months ended March 31, 2013. The $1,052,258 increase in expense is directly attributable to the loss from change in fair value of derivative liability of $928,050 during the three months ended March 31, 2014 as compared to a gain of $470,445 for the same period last year. The loss was offset with a gain on settlement of debt of $384,883 for the three months ended March 31, 2014 compared to nil for the same period last year. In the three months ended March 31, 2014, the Company amortized $213,105 of debt discount as compared to $18,334 the same period, last year. Interest expense has decreased in the three months ended March 31, 2014 to $21,031 compared to $177,156 for the same period last year.

Net Loss

An increase in compensation and consulting expenses, loss on derivative liability; off-set by gain on settlement of debt resulted in a net loss of $2,059,523 for the three months ended March 31, 2014, compared to a net loss of $249,405 for the same period in 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $148 at March 31, 2014. Our net cash used in operating activities for the three months ended March 31, 2014 was $407,556 due primarily to our net loss during this period.

Our primary sources of funding for the three months ended March 31, 2014 have been proceeds in the amount of $386,985 from advances from related parties, net of repayments of notes of $8,500.

At March 31, 2014, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

We believe that anticipated cash fows from operations will be insufficient to satisfy our ongoing capital requirements.  Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans and/or successfully enter into settlement agreements with our vendors. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have incurred operating losses and negative cash flows from operations during the past two years, have incurred an accumulated deficit of $27,482,485 through March 31, 2014, and have been dependent on issuances of debt and equity instruments to fund our operations. We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategy. However, there can be no certainty that we will be successful in this strategy. These factors raise substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2013, based on substantial doubt about our ability to continue as a going concern.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2014.

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

1.
In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill. In 2012, the Company recognized related impairment charges of $749,642 in its consolidated statement of operations.  No additional impairment charges were recognized in 2013 or the three months ended March 31, 2014.

2.
The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date. For the three months ended March 31, 2014 and 2013, the Company recognized related derivative mark-to-market (charges) income of ($928,050) and $470,445, respectively, in its consolidated statement of operations.

3.
The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheet. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments.

4.
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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2014, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2014. Our President, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may adversely affect our ability to timely file our quarterly and annual reports.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of or a party to any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on April 14, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months of 2014, the Company issued 15,266,660 shares of common stock valued at $2,248,856 as follows:

•	9,801,273 shares valued at $570,608 were issued to reduce related party balances;

•	3,166,646 shares valued at $649,349 were issued to two related party debt holders in settlement of debt;

•	1,333,750 shares valued at $666,875 were issued for 2014 board of directors fees and bonus compensation;

•	301,193 shares valued at $210,835 were issued for related party accrued consulting fees;

•	82,500 shares valued at $111,664 were issued to reduce legal settlement liabilities;

•	75,000 shares valued at $39,525 were issued for loan extensions;

•	506,298 shares were issued which had been held in escrow;

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

***	To be provided by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJACK, INC.

Dated: May 20, 2014	By:	/s/ Stuart Ehrlich
Stuart Ehrlich
President and Chief Executive Officer,
Principal Financial Officer