Form 10-Q
period 2014-06-30
DataJack, Inc.
filed 2014-08-19
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

DataJack, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	000-31757	90-0781437
(State of Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

5400 Carillon Point, Building 5000, 4th Floor, Kirkland, Washington		98033
(Address of Principal Executive Office)		(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 19, 2014 is 61,016,728.

DataJack, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$293,699	$161,498
Accounts receivable	274,821	169,393
Inventory	978	-
Prepaid expenses and deposits	17,841	-
Other current assets	1,182	-
Total current assets	588,521	330,891

Property and equipment, net	398,029	-

Restricted cash	150,000	-
Customer lists, net	194,444	-
Goodwill	1,737,570	-
Other intangibles, net	33,853	-
Total other assets	2,115,867	-

Total assets	$3,102,417	$330,891

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$447,648	$65,176
Accrued expenses	23,151	-
Other short term liabilities	100,000	-
Advances from related parties	18,459	-
Notes payable, current portion	505,289	205,698
Legal Settlement Reserves	198,625	-
Derivative liability	402,665	-
Total current liabilities	1,695,837	270,874

Shareholders' equity:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 61,141,728 and 30,600,000 shares issued and 61,011,728 and 30,595,000 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	61,142	30,600
Additional paid in capital	7,371,256	-
Common stock subscription	100,000	-
Treasury stock, 5,000 shares	(26,000)	-
Accumulated (deficit) earnings	(6,099,818)	29,417
Total shareholders' equity	1,406,580	60,017

Total liabilities and shareholders' equity	$3,102,417	$330,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$337,650	$55,056	$2,220,846	$96,806

Cost of sales	224,726	55,929	1,730,189	75,596

Gross profit	112,924	(873)	490,657	21,210

Operating expenses:
Compensation, consulting and related expenses	166,323	-	166,323	-
General and administrative expenses	303,811	29,703	409,659	70,037
Impairment of goodwill	5,764,840	-	5,764,840	-
Depreciation and amortization	24,713	-	24,713	-
Total operating expenses	6,259,687	29,703	6,365,535	70,037

Loss from operations	(6,146,763)	(30,576)	(5,874,878)	(48,827)

Other income (expense):
Interest expense	(50,831)	-	(50,831)	-
(Loss) gain on change in derivative liability	490	-	490	-
Gain on settlement of debt	10	-	10	-
Total income (expense), net	(50,331)	-	(50,331)	-

Loss before income taxes	(6,197,094)	(30,576)	(5,925,209)	(48,827)

Income taxes	-	-	-	-

Net loss	$(6,197,094)	$(30,576)	$(5,925,209)	$(48,827)

Loss per common share, basic and diluted	(0.16)	(0.00)	(0.17)	(0.00)

Weighted average number of shares outstanding-basic	37,878,864	30,600,000	34,259,540	30,600,000

The accompanying notes are an integral part of these unaudited c.ondensed consolidated financial statements

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2013	30,600,000	$30,600	$-	$-	$-	$29,417	$60,017
Common stock issued to acquire DataJack, Inc.	24,491,728	24,492	6,343,358	31,500	(26,000)	-	6,373,350
Common stock issued for services	200,000	200	82,540	-	-	-	82,740
Common stock issued for related party settlements	3,650,000	3,650	400,458	(31,500)	-	-	372,608
Common stock issued for settlement of debt	100,000	100	49,900	-	-	-	50,000
Common stock issued for debt conversion	2,100,000	2,100	495,000	-	-	-	497,100
Proceeds from common stock subscriptions	-	-	-	100,000	-	-	100,000
Distributions	-	-	-	-	-	(204,026)	(204,026)
Net loss	-	-	-	-	-	(5,925,209)	(5,925,209)
Balance, June 30, 2014	61,141,728	$61,142	$7,371,256	$100,000	$(26,000)	$(6,099,818)	$1,406,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,925,209)	$(48,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,713	-
Non cash compensation	82,740	-
Amortization of deferred costs	74,074	-
Related party advances	12,054	-
Impairment of goodwill	5,764,840	-
Common stock issued for loan extension	50,000	-
Loss (gain) on change in fair value of derivative liability	(490)	-
Changes in operating assets and liabilities:		-
Accounts receivable	(104,224)	37,205
Inventory	4,935	-
Prepaid expenses	15,572	-
Accounts payable	48,937	(7,674)
Legal Reserves	(2,000)	-
Net cash provided by (used in) operating activities	45,942	(19,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from deposit on sale of rights	100,000	-
Cash acquired from acquisition of Datajack, Inc.	351	-
Net cash provided by investing activities	100,351	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	28,036	50,000
Proceeds from common stock subscription	100,000	-
Donated capital	61,898	-
Distributions	(204,026)	(28,255)
Net cash (used in) provided by financing activities	(14,092)	21,745

Net increase (decrease) in cash and cash equivalents	132,201	2,449

Cash and cash equivalents at beginning of period	161,498	17,609
Cash and cash equivalents at end of period	$293,699	$20,058

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$497,100	$-
Issuance of common stock for settlement of obligation due related party	$547,500	$-
Issuance of common stock for reverse acquisition	$6,267,850	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – ORGANIZATION AND BUSINESS

DataJack Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is a MVNO and mobile payment solutions provider in the wireless and banking industries with premier Voice, Data, SMS and Mobile Broadband services. In addition, through the acquisition the Company offers low cost, no contract, mobile broadband with various data plans primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

Basis of Presentation (Reverse-Acquisition)

On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack, Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and DataJack Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the unaudited condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three months and six months ended June 30, 2014 and 2013 include the operations and cash flows of TelBill and its subsidiaries through June 4, 2014 and the combined operations and cash flows of TelBill and DataJack, Inc. subsequent to that date.

The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred at the earliest reporting period. Certain other reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company has condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. As of the date of filing, the Balance Sheet as of December 31, 2013 has not been audited. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The accompanying financial statements present on a consolidated basis the accounts of DataJack Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the fair value of goodwill, customer lists, equity based compensation, derivative liabilities and revenue recognition.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2014 and December 31, 2013 was zero.

Inventories

Inventories consist of the Company’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G and 4G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At June 30, 2014, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$-	$-
As of December 31, 2013	$-	$-	$-	$-

Derivative liability	$-	$-	$402,665	$402,665
As of June 30, 2014	$-	$-	$402,665	$402,665

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2014.

Derivative
Liability

Balance, December 31, 2013	$-
Fair value of acquired derivative at date of merger	403,155
Mark-to-market at June 30, 2014	(490)

Balance, June 30, 2014	$402,665

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of June 30, 2014 and December 31, 2013, the Company did not have any recorded unearned revenue.

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

Intangible Assets and Goodwill

As a result of the acquisition of TelBill Holdings, LLC on June 4, 2014, the Company acquired intangible assets in the aggregate amount of $7,702,410.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The Company allocated $200,000 in identifiable intangible assets for customer relationships. The remaining $7,502,410 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the customer relationships was determined to be three years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

At June 30, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,764,840, net of tax, or $0.17 per share during the three and six months ended June 30, 2014 to reduce the carrying value to $1,737,570.  The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Deferred Costs

The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheet. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only principal operating segment.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 –BUSINESS COMBINATION

On June 4, 2014, DataJack, Inc completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill Holdings, LLC (dba Unified Signal) dated as of June 4, 2014.

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC. was identified as the acquiring entity and DataJack Inc. as the acquired entity.    Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC. and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 include the operations and cash flows of TelBill Holdings, LLC. through June 3, 2014 and the combined operations and cash flows of TelBill Holdings, LLC. and DataJack, Inc. and its subsidiaries after that date.

In accordance with the Merger, each TelBill Holdings, LLC member received, in exchange for each membership interest of TelBill Holdings, LLC. common stock held or deemed to be held by such member immediately prior to the closing of the merger on June 4, 2014, one membership interest of TelBill Holdings, LLC, resulting in TelBill Holdings, LLC. members owning approximately 55.5% of the shares of the combined company.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $6,367,849 has been allocated as follows:

Cash	$351
Accounts receivable	1,204
Inventory	5,913
Prepaid expenses and deposits	17,841
Other current assets	16,754
Restricted cash	150,000
Property and equipment	415,674
Deferred costs, related party	74,074
Customer list	200,000
Goodwill	7,502,410
Other intangible assets	35,366
Treasury stock	26,000
Accounts payable	(356,688)
Advances from related parties	(317,115)
Notes payable	(535,481)
Legal reserves	(433,799)
Derivative liability	(403,155)
Common stock subscription	(31,500)

Total purchase price	$6,367,849

Goodwill and customer lists represent the excess of the purchase price over the fair value of the net tangible assets acquired.   For income tax reporting purposes, the goodwill and other intangibles assets identified above are non-deductible.

At June 30, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,764,840, net of tax, or $0.17 per share during the three and six months ended June 30, 2014 to reduce the carrying value to $1,737,570.  The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $5,925,209 and $48,827 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has reported an accumulated deficit of $6,099,818 and a working capital deficit of $1,107,316, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2014 and December 31, 2013, respectively, property and equipment consisted of the following:

	June 30,	December 31,
	2014	2013

Computers and equipment	$115,674	$-
Software	300,000
Total	415,674	-
Less accumulated depreciation	(17,645)	-

Total	$398,029	$-

Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $17,645, $-0- , respectively.

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC. the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three and six months ended June 30, 2014, the Company amortized $5,556 to current period operations.

NOTE 7 – OTHER INTANGIBLES

At June 30, 2014 and December 31, 2013, respectively, intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013

Domain names	$119,827	$-
Less accumulated amortization	(6,289)	-
Less impairment charges	(79,685)	-

Intangibles, net of accumulated amortization	$33,853	$-

Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $1,513 and $ 0, respectively.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock in settlement of $372,608 related party obligations.

As of June 30, 2014 and December 31, 2013, related party advances were $18,459 and $-0-, respectively.

NOTE 9 – NOTES PAYABLE

At June 30, 2014 and December 31, 2013, notes payable consisted of the following:

	June 30,	December 31,
	2014	2013

Promissory notes payable - shareholders	$65,000	$-
Note payable-Vanderbur	20,000
Convertible note payable-JMJ Financial	88,174
Convertible note payable-St George	125,000
CGL Interests Note	137,698	155,698
Note payable-Jensen	47,500	50,000
Note payable – LG Capital	21,917	-
Total notes payable	505,289	205,698
Less current portion of notes payable	(505,289)	(205,698)

Noncurrent portion of notes payable	$-	$

Promissory Notes Payable - Shareholders

As of June 30, 2014, the Company had short-term unsecured promissory notes from various shareholders totaling $65,000. These unsecured advances do not accrue interest.

Note Payable – Vanderbur

On June 22, 2012, the Company’s acquired subsidiary entered into a $25,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on December 22, 2012. The Company’s acquired subsidiary was required to pay a $5,000 participation fee to execute the note and the Company’s acquired subsidiary issued the bearer 3,125 shares of DataJack common stock as additional cost of entering the note. The total loan cost of $8,750 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012. On September 7, 2012, the Company’s acquired subsidiary entered into a $15,000, zero percent, note payable with Gene and Lois Vanderbur. The principal of the note was due and payable on October 20, 2012, and remains unpaid. The Company’s acquired subsidiary has committed to pay a $5,000 participation fee to execute the note and the Company’s acquired subsidiary has committed to issue the bearer 1,000 shares of DataJack common stock as additional cost of entering the note. The total loan cost of $7,400 was capitalized to deferred cost, all of which amortized to non-interest expenses by December 31, 2012. On December 31, 2013, the Company’s acquired subsidiary entered into a Debt Settlement agreement with Gene and Lois Vanderbur for a cash payment and 12,500 common shares. The Company’s acquired subsidiary issued the 12,500 common shares of stock on February 21, 2014. The outstanding principal at June 30, 2014 and December 31, 2013 was $20,000 and $0, respectively.

Convertible Note Payable – St George Investments

On March 30, 2012, the Company’s acquired subsidiary entered into a convertible promissory note with St George Investments (the “St George Note”) for a principal balance of $465,000. The note was originally a short-term note payable to Warren Gilbert, one of the primary shareholders of the Company. On March 30, 2012, Warren Gilbert sold the note to St. George Investments for an amount which was not disclosed to the Company’s acquired subsidiary. The St George Investments note conversion notice contains a Beneficial Conversion Feature (BCF). The Company’s acquired subsidiary accordingly recorded a BCF of $298,077, as a credit to additional paid in capital with offsetting amounts of $187,500 to other expense and $110,577 to debt discount, a contra liability account, which was written off by September 30, 2012, the maturity date of the St George Note. The Company’s acquired subsidiary also recognized an additional original-issue debt discount of $135,127, which was charged to other expense by September 30, 2012.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company’s acquired subsidiary by providing one or more written notices thereof to the Company but not exceed 47,692 shares. The St George Investments converted a total of $426,206 of accrued interest, penalty and principal amount during the year ended December 31, 2012 and returned $58,486 or 47,692 shares of conversion made in September 2012. See Note 12 for related litigation.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 10. The outstanding principal at June 30, 2014 is $125,000.

Convertible Note Payable – JMJ Financial

On August 22, 2012, the Company’s acquired subsidiary entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company’s acquired subsidiary to draw down the available principal over time. The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company’s acquired subsidiary and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount. On December 11, 2013, the Company entered an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note. The Company has signed various amendments to the Debt Settlement agreement extending the final payment date to March 14,2014.  The Company’s acquired subsidiary is in default of the Debt Settlement agreement, as the payment has not been made as of the date of this filing. The Company has identified embedded derivatives related to the JMJ Note. These embedded derivatives include certain conversion features and reset provisions. See Note 10.

CGL Interest Note

On September 9, 2013, the Company entered into a loan agreement for up to $200,000, at the holder’s option.  CGL agreed to loan up to $200,000 to assist in covering costs for various parties to implement their mobile virtual network operators (“MVNO”) in exchange for a new MVNO for CGL at no cost.  Payments are at 15% of the Company’s MVNO royalty fee for each subscriber with no cap or time limitation.

If CGL advances funds to the Company on a particular MVNO, the Company must pay back these funds at 100% monthly royalty fee until tranche is repaid.  If a particular advance is note repaid within 12 months, the Company must pay back over 12 months from general profits.

The Company’s Chief Executive Officer, Paris Holt, has provided a personal guarantee.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Note payable-Jenson

On March 19, 2013, the Company issued a promissory note for $50,000, initially due April 1, 2014 with interest at 7% per annum.

Note Payable – LG Capital

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  LG Capital converted a total of $12,090 of accrued interest and principal amounts during the year ended December 31, 2013 for 109,649 shares.  The outstanding principal balance as of June 30, 2014 is $21,917.

NOTE 10 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of June 30, 2014, the legal settlement obligation was $198,625.   These settlement agreements have yet to be fully consummated and are recorded at full value until the transaction is completed.

NOTE 11 – DERIVATIVE LIABILITIES

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

At the date of Merger (See Note 3), the Company determined the aggregate fair value of $403,155 of embedded derivatives. The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 351.12%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.26 per share.

At June 30, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $402,665. The Company recorded a gain from change in fair value of debt derivatives of $490. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 374.90%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.27 per share.

NOTE 12 – STOCKHOLDERS’ EQUITY

In June 2014, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock in settlement of related party obligations.

In June 2014, the Company issued 100,000 shares of its common stock in settlement of debt.

In June 2014, the Company issued an aggregate of 2,100,000 shares of its common stock in note conversions.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Leases

The Company is obligated under two non-cancelable operating leases for its primary office facilities, located in Dallas, TX and Fort Lauderdale, FL. These leases expire on February 28, 2015 and March 31, 2016, respectively. The company is in the process of winding down its usage of these locations and currently does not have employees in the Dallas location, and is in the process of obtaining a release from the landlord attesting to the termination of this lease. The company is similarly in the process of obtaining a release on the Florida lease as well. Both of these releases should be obtained within the next 30 days. The Company is not currently carrying property, auto or workers compensation insurance, as required by the terms of the lease agreement.

Letter of Credit

As of June 30, 2013, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at June 30, 2014 is classified as restricted cash, a non-current asset.

Sale of ITG, Inc.

The Company’s acquired subsidiary disposed of its ITG, Inc. (formerly WQN, Inc) subsidiary effective November 21, 2013. In accordance with the Stock Purchase Agreement related to the sale of ITG, Inc. the purchaser assumed certain liabilities totaling $275,548 as of the date of the transaction. The purchaser has not indemnified the Company against any future claims by third party creditors or others. Management does not consider it likely that these claims will materialize and accordingly no provision has been made for these contingent liabilities.

Litigation

The Company was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the "St George Litigation"). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014. An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.　The Company acquired subsidiary has made the February 18, 2014 payment.　An extension was granted on March 17, 2014 for the final payment to be made on or before April 27, 2014.　An issuance of 60,000 shares was made on March 17, 2014 as an extension fee. The parties then revised its agreement and amended it so that DataJack was granted additional time to make its payments. This Settlement Agreement, Waiver and Release of Claims was dated April 29, 2014, and the final payment was extended from April 27, 2014 to June 6, 2014. In consideration thereof, DataJack issued 60,000 of its shares as an extension fee.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

On June 10, 2014 the parties further extended the due date for the Final Payment from June 6, 2014 to July 21, 2014 and in consideration thereof, DataJack issued 100,000 of its shares of common stock as an extension fee.

On July 21, 2014 the parties revised its agreement yet again and agreed to the following; a two part payment; the first part payable on July 31, 2014 and the second payable on September 4, 2014. The parties agreed to allow this extension by DataJack issuing an additional 200,000 shares of common stock as an extension fee;

Finally on August 12, 2014, the parties entered into a final settlement agreement whereby Datajack will pay St George Investments a series of 14 payments, on the 15th and 30th of each month, for the next 7 months beginning in August 2014.  Additionally, DataJack has issued an additional 100,000 shares of common stock, as a final extension fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of the federal securities laws, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

When used in this quarterly report, the terms the “Company,” “DataJack,” “we,” “our,” and “us” refers to DataJack, Inc., a Nevada corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein.

Overview

DataJack, Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is a MVNO solutions provider in the wireless industry with premier Voice, Data, SMS and Mobile Broadband services. In addition, through the acquisition the Company offers low cost, no contract, mobile broadband with various data plans primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

On June 4, 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and DataJack Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”.   Under purchase accounting, the assets and liabilities of an acquired company (DataJack, Inc.) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three months and six months ended June 30, 2014 and 2013 include the operations and cash flows of TelBill and its subsidiaries through June 4, 2014 and the combined operations and cash flows of TelBill and DataJack, Inc. subsequent to that date.

The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred at the earliest reporting period. Certain other reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

Results of Operations for the Three Months ended June 30, 2014 Compared to the Same Period in 2013

Revenues

Our revenues for the three months ended June 30, 2014 and 2013 were $337,650 and $55,056, respectively. In connection with the Merger as described above, we reported an additional $75,196 revenue in the current period.  We also continue to grow and expand our core business lines.

Cost of Sales and Gross Profit

Cost of sales totaled $224,726 and $55,929 for the three months ended June 30, 2014 and 2013, respectively. This resulted in gross profit (loss) of $112,924 (33%) and $(873) (2%) for the respective 2014 and 2013 periods. The increase in cost of sales and the increase gross margin in 2014 were a result of the expansion or our core business lines.

Operating Expenses

Operating expenses were $6,259,687 and $29,703 for the three months ended June 30, 2014 and 2013, respectively.

Compensation and consulting expenses increased to $166,323 for the three months ended June 30, 2014 compared to $-0- for the same period in 2013 representing the acquired support costs associated with the Merger on June 3, 2014.

General and administrative (“G&A”) expenses were $303,811 and $29,703 for the three months ended June 30, 2014 and 2013, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Impairment of Goodwill were $5,764,840 and $-0- for the three months ended June 30, 2014.  On June 30, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,674,840, net of tax, or $0.17 per share during the three months ended June 30, 2014 to reduce the carrying value to $1,737,570. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Other Income and Expense

Other income and expenses increased to a net other expense of $50,331 for the three months ended June 30, 2014 compared to $-0- for the three months ended June 30, 2013. The increase in expense is primarily attributable to interest expenses incurred on debt assumed with the most recent merger.

Net Loss

An impairment of goodwill and increases in operating expenses from our completed merger attributed to our net loss of $6,197,094 for the three months ended June 30, 2014, compared to a net loss of $30,576 for the same period in 2013.

Results of Operations for the Six Months ended June 30, 2014 Compared to the Same Period in 2013

Revenues

Our revenues for the six months ended June 30, 2014 and 2013 were $2,220,846 and $96,806, respectively. In connection with the Merger as described above, we reported an additional $75,196 revenue in the current period.  We also continue to grow and expand our core business lines.

Cost of Sales and Gross Profit

Cost of sales totaled $1,730,189 and $75,596 for the six months ended June 30, 2014 and 2013, respectively. This resulted in gross profit of $490,657 (22%) and $21,210 (22%) for the respective 2014 and 2013 periods. The increase in cost of sales and the increase gross margin in 2014 were a result of the expansion or our core business lines.

Operating Expenses

Operating expenses were $6,365,535 and $70,037 for the six months ended June 30, 2014 and 2013, respectively.

Compensation and consulting expenses increased to $166,323 for the six months ended June 30, 2014 compared to $-0- for the same period in 2013 representing the acquired support costs associated with the Merger on June 3, 2014.

General and administrative (“G&A”) expenses were $409,659 and $70,037 for the six months ended June 30, 2014 and 2013, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Impairment of Goodwill were $5,764,840 and $-0- for the six months ended June 30, 2014.  On June 30, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,764,840 net of tax, or $0.17 per share during the six months ended June 30, 2014 to reduce the carrying value to $1,737,570. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Other Income and Expense

Other income and expenses increased to a net other expense of $50,331 for the six months ended June 30, 2014 compared to $-0- for the six months ended June 30, 2013. The increase in expense is primarily attributable to interest expenses incurred on debt assumed with the most recent merger.

Net Loss

An impairment of goodwill and increases in operating expenses from our completed merger attributed to our net loss of $5,925,209 for the six months ended June 30, 2014, compared to a net loss of $48,827 for the same period in 2013.

Non-GAAP Financial Measures

We use Adjusted EBITDA to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash transactions. We use Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. The following is a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(6,197,094)	$(30,576)	$(5,925,209)	$(48,827)
Plus:
Interest	50,831	-	50,831	-
Income taxes	-	-	-	-
Depreciation and amortization	24,713	-	24,713	-
EBITDA	$(6,121,550)	$(30,576)	$(5,849,665)	$(48,827)
Plus:
Impairment of goodwill	5,764,840	-	5,764,840	-
Amortization of deferred financing costs	74,074	-	74,074	-
Non-cash compensation	82,740	127	82,740	166
Gain on change in fair value of derivative liability	(490)	-	(490)	-
Adjusted EBITDA	$(200,386)	$(30,449)	$71,499	$(48,661)

Liquidity and Capital Resources

Cash and cash equivalents were $293,699 at June 30, 2014. Our net cash provided by operating activities for the six months ended June 30, 2014 was $45,942 due primarily to our net loss during this period, offset by non-cash adjustments.

Our primary sources of funding for the six months ended June 30, 2014 have been proceeds in the amount of $61,898 from donated capital, proceeds from borrowing of $28,036 and $100,000 from common stock subscription, net of distributions of $204,026.

At June 30, 2014, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

The Company had net working capital deficit of $1,107,316 as of June 30, 2014.  This deficit was due to legacy DataJack operations.  Since the acquisition, the company has already generated positive cash flow from operations.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments.   Because of the legacy DataJack liabilities assumed from the DataJack acquisition, we believe that our anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements.

  We are currently seeking additional capital to grow our business and settle the past obligations assumed from the DataJack acquisition.  We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategies and pay off all legacy DataJack debt holders.  However, there can be no certainty that we will be successful in this strategy.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2014.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the issued Notes.  These embedded derivatives included in our debt contain certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of June 30, 2014 and December 31, 2013, the Company did not have any recorded unearned revenue.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

 Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the "St George Litigation"). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that DataJack failed to pay a purported debt to Plaintiff as and when due and that DataJack and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in DataJack. The Amended Complaint alleges that DataJack is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. DataJack has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014. An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.　The Company acquired subsidiary has made the February 18, 2014 payment.　An extension was granted on March 17, 2014 for the final payment to be made on or before April 27, 2014.　An issuance of 60,000 shares was made on March 17, 2014 as an extension fee. The parties then revised its agreement and amended it so that DataJack was granted additional time to make its payments. This Settlement Agreement, Waiver and Release of Claims was dated April 29, 2014, and the final payment was extended from April 27, 2014 to June 6, 2014. In consideration thereof, DataJack issued 60,000 of its shares as an extension fee.

On June 10, 2014 the parties further extended the due date for the Final Payment from June 6, 2014 to July 21, 2014 and in consideration thereof, DataJack issued 100,000 of its shares of common stock as an extension fee.

On July 21, 2014 the parties revised its agreement yet again and agreed to the following; a two part payment; the first part payable on July 31, 2014 and the second payable on September 4, 2014. The parties agreed to allow this extension by DataJack issuing an additional 200,000 shares of common stock as an extension fee;

Finally on August 12, 2014, the parties entered into a final settlement agreement whereby DataJack will pay St George Investments a series of 14 payments, on the 15thand 30th of each month, for the next 7 months beginning in August 2014. Additionally, DataJack has issued an additional 100,000 shares of common stock, as a final extension fee.

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101 INS	XBRL Instance Document ***
101 SCH	XBRL Schema Document ***
101 CAL	XBRL Calculation Linkbase Document ***
101 LAB	XBRL Labels Linkbase Document ***
101 PRE	XBRL Presentation Linkbase Document ***
101 DEF	XBRL Definition Linkbase Document ***

*	Filed herewith.
**
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	To be filed ny amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJACK, INC.

Dated: August 19, 2014	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer