Form 10-Q/A
period 2014-06-30
DataJack, Inc.
filed 2014-09-11
CIK 1122991

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *
101 INS	XBRL Instance Document **
101 SCH	XBRL Schema Document **
101 CAL	XBRL Calculation Linkbase Document **
101 LAB	XBRL Labels Linkbase Document **
101 PRE	XBRL Presentation Linkbase Document **
101 DEF	XBRL Definition Linkbase Document **

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJACK, INC.

Dated: September 11, 2014	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer