Form 10-Q
period 2014-09-30
DataJack, Inc.
filed 2014-11-19
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2014 is 64,509,328.

DataJack, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DATAJACK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$179,724	$161,498
Accounts receivable	375,700	95,234
Prepaid expenses and other current assets	20,000	-

Total current assets	575,424	256,732

Property and equipment, net	373,390	-

Restricted cash	150,000	-
Customer lists, net	177,778	-
Goodwill	1,737,570	-
Total other assets	2,065,348	-

Total assets	$3,014,162	$256,732

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$577,756	$91,635
Accrued expenses	5,101	-
Advances from related parties	200,000	-
Notes payable, current portion	467,787	205,698
Legal Settlement Reserves	59,000	-
Derivative liability	314,848	-
Total current liabilities	1,624,492	297,333

Shareholders' equity (deficit):
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 64,509,328 and 30,600,000 shares
issued and 62,149,228 and 30,595,000 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	64,509	30,600
Additional paid in capital	7,918,049	-
Common stock subscription	100,000	-
Treasury stock, 5,000 shares	(26,000)	-
Accumulated deficit	(6,666,888)	(71,201)
Total shareholders' equity (deficit)	1,389,670	(40,601)

Total liabilities and shareholders' equity (deficit)	$3,014,162	$256,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$644,660	$160,163	$2,865,506	$256,969

Cost of sales	86,260	55,277	1,816,449	130,873

Gross profit	558,400	104,886	1,049,057	126,096

Operating expenses:
General and administrative expenses	746,466	48,606	1,322,448	118,643
Impairment of goodwill	356,075	-	6,120,915	-
Depreciation and amortization	41,806	-	66,519	-
Total operating expenses	1,144,347	48,606	7,509,882	118,643

(Loss) income from operations	(585,947)	56,280	(6,460,825)	7,453

Other income (expense):
Interest expense	(82,375)	-	(133,206)	-
Gain on change in derivative liability	87,817	-	88,307	-
Gain on sale of domain rights	60,564	-	60,564	-
Gain on settlement of debt	53,489	-	53,499	-
Total other income, net	119,495	-	69,164	-

(Loss) Income before income taxes	(466,452)	56,280	(6,391,661)	7,453

Income taxes	-	-	-	-

Net (loss) income	$(466,452)	$56,280	$(6,391,661)	$7,453

(Loss) income per common share, basic	$(0.01)	$0.00	$(0.15)	$0.00

(Loss) income per common share, diluted	$(0.01)	$0.00	$(0.15)	$0.00

Weighted average number of shares outstanding-basic	62,020,358	30,600,000	43,622,618	30,600,000

Weighted average number of shares outstanding-diluted	62,020,358	30,600,000	43,622,618	30,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2013	30,600,000	$30,600	$-	$-	$-	$(71,201)	$(40,601)
Common stock issued to acquire DataJack, Inc.	24,491,728	24,492	6,343,358	31,500	(26,000)	-	6,373,350
Common stock issued for services	2,525,000	2,525	455,965	-	-	-	458,490
Common stock issued for related party settlements	3,650,000	3,650	400,458	(31,500)	-	-	372,608
Common stock issued for settlement of debt	842,600	842	172,568	-	-	-	173,410
Common stock issued for interest	300,000	300	50,700	-	-	-	51,000
Common stock issued for debt conversion	2,100,000	2,100	495,000	-	-	-	497,100
Proceeds from common stock subscriptions	-	-	-	100,000	-	-	100,000
Distributions	-	-	-	-	-	(204,026)	(204,026)
Net loss	-	-	-	-	-	(6,391,661)	(6,391,661)
Balance, September 30, 2014	64,509,328	$64,509	$7,918,049	$100,000	$(26,000)	$(6,666,888)	$1,389,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,391,661)	$7,453
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	66,519	-
Non-cash compensation	458,490	-
Non-cash interest	25,000
Amortization of deferred costs	74,074	-
Impairment of goodwill	6,120,915	-
Common stock issued for loan extension	101,000	-
Gain on settlement of debt	(53,499)
Gain on sale of domain rights	(60,564)
Change in fair value of derivative liability	(88,307)	-
Changes in operating assets and liabilities:		-
Accounts receivable	(285,344)	(17,955)
Inventory	4,935	-
Prepaid expenses	15,572	-
Accounts payable	3,359	14,570
Legal Reserves	2,000	-
Net cash (used in) provided by operating activities	(7,511)	4,068

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of domain rights	100,000	-
Cash acquired from acquisition of Datajack, Inc.	351	-
Net cash provided by investing activities	100,351	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	64,536	135,000
Proceeds from common stock subscription	100,000	-
Advances from related party	61,898	-
Repayments of notes payable	(97,022)
Distributions, pre-merger	(204,026)	(99,601)
Net cash (used in) provided by financing activities	(74,614)	35,399

Net increase in cash and cash equivalents	18,226	39,467

Cash and cash equivalents at beginning of period	161,498	17,609
Cash and cash equivalents at end of period	$179,724	$57,076

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$670,510	$-
Issuance of common stock for settlement of obligation due related party	$547,500	$-
Issuance of common stock for reverse acquisition	$6,267,850	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
NOTE 1 – ORGANIZATION AND BUSINESS

DataJack Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform which enables companies in virtually any industry sector to launch cellular, as well as other telecom services using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

Basis of Presentation (Reverse-Acquisition)

On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack, Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and DataJack Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the unaudited condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three months and nine months ended September 30, 2013 include the operations and cash flows of TelBill and its subsidiaries through June 4, 2014 and the combined operations and cash flows of TelBill and DataJack, Inc. subsequent to that date.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2014 and December 31, 2013 was zero.

Inventories

Inventories consist of the Company’s proprietary USB devices which provide customers the ability to deliver nationwide mobile 3G and 4G data coverage. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Prepaid Expenses and Deposits

At September 30, 2014, prepaid expenses and deposits consisted primarily of cash deposit payments made to several of the Company’s service providers.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents such as shares issuable on debt conversion are excluded from the computation if their effect is anti-dilutive.  There were no common stock equivalents for the three and nine months ended September 30, 2013.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$-	$-
As of December 31, 2013	$-	$-	$-	$-

Derivative liability	$-	$-	$314,848	$314,848
As of September 30, 2014	$-	$-	$314,848	$314,848

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the June 4, 2014 (date of merger) through September 30, 2014.

Derivative
Liability

Balance, December 31, 2013	$-
Fair value of acquired derivative at date of merger	403,155
Mark-to-market at September 30, 2014	(88,307)

Balance, September 30, 2014	$314,848

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of September 30, 2014 and December 31, 2013, the Company did not have any recorded unearned revenue.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Intangible Assets and Goodwill

As a result of the acquisition of TelBill Holdings, LLC on June 4, 2014, the Company acquired intangible assets in the aggregate amount of $8,058,485.

The Company allocated $200,000 in identifiable intangible assets for customer relationships. The remaining $7,858,485 was allocated to goodwill.

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

At June 30, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $6,120,915, net of tax, or $0.14 per share during the nine months ended September 30, 2014 to reduce the carrying value to $1,737,570.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

 Recent Accounting Pronouncements

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 –BUSINESS COMBINATION

On June 4, 2014, DataJack, Inc completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill Holdings, LLC (dba Unified Signal) dated as of June 4, 2014.

The  Company acquired  TelBill in exchange for the  following:  (i) 30,600,000 shares of Registrant's common stock, par value $0.001("Common Stock") to Mr. Holt,  (ii) the  reservation  of an  additional  5,400,000  shares of the Company’s  Common Stock to be  allocated  as options to the  employees of the Company  and (iii) a one-time  "true-up"  to Mr. Holt for the period of eighteen months  after the Closing  Date in the event the  Registrant  raises  additional capital  such that  Seller  shall own not less than 51% of the  Registrant  on a fully-diluted basis  (collectively,  the "Purchase Price").

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC. was identified as the acquiring entity and DataJack Inc. as the acquired entity.    Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC. and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 include the operations and cash flows of TelBill Holdings, LLC. through June 3, 2014 and the combined operations and cash flows of TelBill Holdings, LLC. and DataJack, Inc. and its subsidiaries after that date.

In accordance with the Merger, each TelBill Holdings, LLC member received, in exchange for each membership interest of TelBill Holdings, LLC. common stock held or deemed to be held by such member immediately prior to the closing of the merger on June 4, 2014, one membership interest of TelBill Holdings, LLC, resulting in TelBill Holdings, LLC. members owning approximately 55.5% of the shares of the combined company.  A total of 24,491,728 shares of common stock were issued in connection with this exchange.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $6,367,849 has been allocated as follows:

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Cash	$351
Accounts receivable	1,204
Prepaid expenses and other current assets	40,508
Restricted cash	150,000
Property and equipment	415,674
Deferred costs, related party	74,074
Customer list	200,000
Goodwill	7,858,485
Other intangible assets	35,366
Treasury stock	26,000
Accounts payable	(512,763)
Advances from related parties	(517,115)
Notes payable	(535,481)
Legal reserves	(433,799)
Derivative liability	(403,155)
Common stock subscription	(31,500)

Total purchase price	$6,367,849

Goodwill and customer lists represent the excess of the purchase price over the fair value of the net tangible assets acquired.   For income tax reporting purposes, the goodwill and other intangibles assets identified above are non-deductible.

At June 30, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $6,120,915, net of tax, or $0.14 per share during the nine months ended September 30, 2014 to reduce the carrying value to $1,737,570.  The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

The Company has presented its preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Merger as of September 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed in the Merger and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill in addition to the impairment charge. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $466,452 and $6,391,661 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the Company has reported an accumulated deficit of $6,666,888 and a working capital deficit of $1,049,068, and has been dependent on issuances of debt and equity instruments to fund its operations.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2014 and December 31, 2013, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013

Computers and equipment	$115,674	$-
Software	300,000
Total	415,674	-
Less accumulated depreciation	(42,284)	-

Total	$373,390	$-

Depreciation expense for the three and nine months ended September 30, 2014 amounted to $24,639 and $42,284, respectively, and $-0- for the three and nine months ended September 30, 2013

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC. the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three and nine months ended September 30, 2014, the Company amortized $16,666 and $22,222 to current period operations, respectively.

NOTE 7 – OTHER INTANGIBLES

In connection with the merger on June 4, 2014, the Company acquired domain rights with an allocated fair value of $35,366.  In August 2014, the Company the domain rights and cancelled outstanding accounts receivable of $6,083 for net proceeds of $100,000.  The Company recognized a gain on sale of domain rights of $60,564 during the three and nine months ended September 30, 2014.

Amortization expense for the three and nine months ended September 30, 2014 amounted to $500 and $2,013, respectively; and $-0- for the three and nine months ended September 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock in settlement of $372,608 related party obligations.

As of September 30, 2014 and December 31, 2013, related party advances were $200,000 and $-0-, respectively.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9 – NOTES PAYABLE

At September 30, 2014 and December 31, 2013, notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

Promissory notes payable - shareholders	$65,000	$-
Note payable-Gerry Sperling	36,500
Convertible note payable-JMJ Financial	78,174
Convertible note payable-St George	110,000
CGL Interests Note	118,696	155,698
Note payable-Jensen	37,500	50,000
Note payable – LG Capital	21,917	-
Total notes payable	467,787	205,698
Less current portion of notes payable	(467,787)	(205,698)

Noncurrent portion of notes payable	$-	$

Promissory Notes Payable - Shareholders

As of September 30, 2014, the Company had short-term unsecured promissory notes from various shareholders totaling $65,000. These unsecured advances do not accrue interest.

Note Payable – Sperling

On September 4, 2014, the Company entered into a short-term no interest unsecured promissory note to Jerry Sperling for the amount of $36,500.  The promissory note is payable on demand.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

St George Investments shall have the option, in its sole discretion, to return all or any part of the conversion shares or cancelled shares to the Company’s acquired subsidiary by providing one or more written notices thereof to the Company but not exceed 47,692 shares. The St George Investments converted a total of $426,206 of accrued interest, penalty and principal amount during the year ended December 31, 2012 and returned $58,486 or 47,692 shares of conversion made in September 2012. See Note 13 for related litigation.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 11. The outstanding principal at September 30, 2014 is $110,000.

Convertible Note Payable – JMJ Financial

On August 22, 2012, the Company’s acquired subsidiary entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company’s acquired subsidiary to draw down the available principal over time. The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company’s acquired subsidiary and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount. On December 11, 2013, the Company entered an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note. The Company has signed various amendments to the Debt Settlement agreement extending the final payment date to March 14,2014.  The Company’s acquired subsidiary is in default of the Debt Settlement agreement, as the full  payment has not been made as of the date of this filing. The Company has identified embedded derivatives related to the JMJ Note. These embedded derivatives include certain conversion features and reset provisions. See Note 11.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Note Payable – LG Capital

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  LG Capital converted a total of $12,090 of accrued interest and principal amounts during the year ended December 31, 2013 for 109,649 shares.  The outstanding principal balance as of September 30, 2014 is $21,917.

NOTE 10 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of September 30, 2014, the legal settlement obligation was $59,000.   These settlement agreements have yet to be fully consummated and are recorded at full value until the transaction is completed.

NOTE 11 – DERIVATIVE LIABILITIES

The Company’s St George Note, LG Capital and JMJ Financial Note (the “JMJ Note”) can be converted into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion for the St George Note; (b) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note and (c) at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places for the LG Capital note .

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

At September 30, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $314,848. The Company recorded a gain from change in fair value of debt derivatives of $87,817 and $88,307 for the three and six months ended September 30, 2014. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 369.20%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.07 per share.

NOTE 12 – STOCKHOLDERS’ EQUITY

In June 2014, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock, $31,500 of which was previously subscribed, in settlement of related party obligations

In June 2014, the Company issued 100,000 shares of its common stock as note extension fee.

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

In June 2014, the Company issued an aggregate of 2,100,000 shares of its common stock in note conversions.

In July 2014, the Company issued 137,500 shares of its common stock in settlement of debt.

In July 2014, the Company issued 200,000 shares of its common stock as payment of interest and note extension.

In August 2014, the Company issued 100,000 shares of its common stock as payment of interest and note extension.

In August 2014, the Company issued 125,000 shares of its common stock for services rendered.

In August 2014, the Company issued 450,000 shares of its common stock in settlement of debt.

In September 2014, the Company issued 2,200,000 shares of its common stock for services rendered.

In September 2014, the Company issued an aggregate of 155,100 in settlement of debt.

As of September 30, 2014 the Company has $100,000 in common stock subscriptions in connection with 500,000 shares to be issued.

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

Letter of Credit

As of September 30, 2013, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at September 30, 2014 is classified as restricted cash, a non-current asset.

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

DATAJACK, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

On June 4, 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and DataJack Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”.   Under purchase accounting, the assets and liabilities of an acquired company (DataJack, Inc.) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2013 and for the three months and nine months ended September 30, 2013 include the operations and cash flows of TelBill and its subsidiaries through June 4, 2014 and the combined operations and cash flows of TelBill and DataJack, Inc. subsequent to that date.

The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred at the earliest reporting period. Certain other reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

Results of Operations for the Three Months ended September 30, 2014 Compared to the Same Period in 2013

Revenues

Our revenues for the three months ended September 30, 2014 and 2013 were $644,660 and $160,163, respectively. In connection with the Merger as described above, we reported an additional revenue in the current period.  We also continue to grow and expand our core business lines.

Cost of Sales and Gross Profit

Cost of sales totaled $86,260 and $55,277 for the three months ended September 30, 2014 and 2013, respectively. This resulted in gross profit of $558,400 (87%) and $104,886 (65%) for the respective 2014 and 2013 periods. The increase in cost of sales and the increase gross margin in 2014 were a result of the expansion or our core business lines.

Operating Expenses

Operating expenses were $1,144,347 and $48,606 for the three months ended September 30, 2014 and 2013, respectively.

General and administrative (“G&A”) expenses were $746,466 and $48,606 for the three months ended September 30, 2014 and 2013, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Impairment of Goodwill were $356,075 and $-0- for the three months ended September 30, 2014.  On June 30, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended June 30, 2014. Additional costs identified in third quarter resulted in an additional $356,075 impairment  As a result, management recorded an additional non-cash impairment charge of $356,075, net of tax, or $0.0 per share during the three months ended September 30, 2014 to reduce the carrying value to $1,737,570. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Other Income and Expense

Other income and expenses increased to a net other income of $119,495 for the three months ended September 30, 2014 compared to $-0- for the three months ended September 30, 2013. The increase in income is primarily attributable gain on settlement on debt, gain on sale of domain rights and change in fair value of derivative liabilities, net with interest expenses incurred on debt assumed with the most recent merger.

Net Loss

An impairment of goodwill and increases in operating expenses from our completed merger attributed to our net loss of $466,452 for the three months ended September 30, 2014, compared to a net income of $56,280 for the same period in 2013.

Results of Operations for the Nine Months ended September 30, 2014 Compared to the Same Period in 2013

Revenues

Our revenues for the nine months ended September 30, 2014 and 2013 were $2,865,506 and $256,969, respectively. In connection with the Merger as described above, we reported an additional revenues in the current period as compared to 2013.  We also continue to grow and expand our core business lines.

Cost of Sales and Gross Profit

Cost of sales totaled $1,816,449 and $130,873 for the nine months ended September 30, 2014 and 2013, respectively. This resulted in gross profit of $1,049,057 (37%) and $126,096 (49%) for the respective 2014 and 2013 periods. The increase in cost of sales and the increase gross profit in 2014 were a result of the expansion or our core business lines.

Operating Expenses

Operating expenses were $7,509,882 and $118,643 for the nine months ended September 30, 2014 and 2013, respectively.

General and administrative (“G&A”) expenses were $1,322,448 and $118,643 for the nine months ended September 30, 2014 and 2013, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Impairment of Goodwill were $6,120,915 (as updated in third quarter) and $-0- for the nine months ended September 30, 2014.  On June 30, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended June 30, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $6,120,915 net of tax, or $0.14 per share during the nine months ended September 30, 2014 to reduce the carrying value to $1,737,570. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Other Income and Expense

Other income and expenses increased to a net other income of $69,164 for the nine months ended September 30, 2014 compared to $-0- for the nine months ended September 30, 2013. The increase in income is primarily attributable gain on settlement of debt, gain on sale of domain rights and change in fair value of derivative liabilities, net with interest expenses incurred on debt assumed with the most recent merger.

Net Loss

An impairment of goodwill and increases in operating expenses from our completed merger attributed to our net loss of $6,391,661 for the nine months ended September 30, 2014, compared to a net income of $7,453 for the same period in 2013.

Non-GAAP Financial Measures

We use Adjusted EBITDA to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash transactions. We use Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. The following is a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income	$(466,452)	$56,280	$(6,391,661)	$7,453
Plus:
Interest	82,375	-	133,206	-
Income taxes	-	-	-	-
Depreciation and amortization	41,806	-	66,519	-
EBITDA	(342,271)	56,280	(6,191,936)	7,453
Plus:
Impairment of goodwill	356,075	-	6,120,915	-
Amortization of deferred financing costs	-	-	74,074	-
Non-cash compensation and interest	400,750	-	483,490	-
Gain on sale of domain rights	(60,564)		(60,564)
Gain on change in fair value of derivative liability	(87,817)	-	(88,307)	-
Adjusted EBITDA	$266,173	$56,280	$337,672	$7,453

Liquidity and Capital Resources

Cash and cash equivalents were $179,724 at September 30, 2014. Our net cash used in operating activities for the nine months ended September 30, 2014 was $7,511 due primarily to our net loss during this period, offset by non-cash adjustments.

Our primary sources of funding for the nine months ended September 30, 2014 have been proceeds in the amount of $61,898 from donated capital, proceeds from borrowing of $64,536 and $100,000 from common stock subscription, net of distributions of $204,026 and note repayments of $97,022.

At September 30, 2014, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

The Company had net working capital deficit of $1,049,068 as of September 30, 2014.  This deficit was due to legacy DataJack operations.  Since the acquisition, the company has already generated positive cash flow from operations.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments.   Because of the legacy DataJack liabilities assumed from the DataJack acquisition, we believe that our anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2014.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of September 30, 2014 and December 31, 2013, the Company did not have any recorded unearned revenue.

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

Intangible Assets and Goodwill

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II - OTHER INFORMATION

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

DATAJACK, INC.

Dated: November 19, 2014	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer