Form 10-K
period 2014-12-31
Unified Signal, Inc.
filed 2015-05-06
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31757

UNIFIED SIGNAL, INC.
(Formerly Datajack, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	90-0781437
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5400 Carillon Point, Building 5000, 4th Floor Kirkland, Washington	98033
(Address of principal executive office)	(Zip Code)

(800) 844-4131
(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $3,108,507.57. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of May 4, 2015, there were 65,895,143 shares of registrant’s common stock outstanding.

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

When used in this yearly report, the terms the “Company,” “Unified Signal” “we,” “our,” and “us” refers to Unified Signal, Inc. a Nevada corporation. Such terms also refer to DataJack, Inc., a Nevada corporation, our previous name until November 27, 2014.

PART I

ITEM 1. BUSINESS

OVERVIEW

Unified Signal, Inc., (formerly DataJack, Inc. and formerly Quamtel, Inc.) (“DataJack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering, through its subsidiaries, a comprehensive range of mobile broadband products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “UNSI.”

On June 4, 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified Signal, Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes.

Unified Signal’s aim is allow its customers to cost efficiently enable its clients (MVNOs, MVNEs, wireless carriers, CLECS, Cable companies, LD companies, and spectrum holders) the ability to resell and launch a variety of telecom services to their customers.  Unified Signal also aggregates US and international wireless carriers, US and International ILD termination, and other service offerings to provide its clients a telecom buying consortium.  Unified Signal clients have ONE SOURCE and one API suite for access to all Unified Signal technology offerings.

Unified Signal is a consortium of over 50 key industry technology innovators that have come together to create a complete telecom resale solution.  The Unified Signal partner consortium has succeeded in becoming leaders in their respective market segments.  Each consortium partner brings a key technology and infrastructure to Unified Signal.  The founders of Unified Signal have used feedback from over 100 MVNOs and 5 MVNEs to refine its product offerings and create a platform that provides core Billing and CRM (customer relations management) functionality that rivals any in the industry.

Unified Signal’s turnkey SaaS (software as a service) system allows its clients to provision services with all its technology partners including carrier audit and carrier CDR remediation for Pre and Post-Paid Cellular, VOIP, Internet, Long Distance, and now even mobile commerce.  The system is completely rules based, which allows for much greater speed of integration and customization than other competitors.  Unified Signal can enable its clients to access any of its carriers in only 4-6 weeks so it can sell privately branded telecommunications services to its customers.  The Unified Signal’s billing and operating (BSS/OSS) infrastructure has activated over 2 million customers and has been used in the industry for over 15 years

Products and Services

Unified Signal, Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.

Unified Signal (www.unifiedsignal.com) is a SaaS (software as a service) based billing and back office solution which enables companies in virtually any industry sector to resell cellular service as well as other telecom services using their existing brand.  Unified Signal’s turnkey telecom billing solution allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and now even mobile commerce.  Unified Signal’s technology infrastructure allows its clients to implement faster, have much more control of the system, and is far more cost efficient than other competing billing and back office systems.  Unified Signal has successfully integrated with all major U.S. carriers, which has never been completed by any other U.S. billing company.  Unified Signal also enables its clients to private label their own “PayPal” type services including a full mobile wallet linked to a prepaid debit card.

In 2nd quarter of 2014, Unified Signal completed its 4th carrier integration.  The company also launched the first of its kind cross carrier family, friend, business share plans.

In June 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC., which allowed the two companies to combine and merge technologies. Unified Signal was an industry enabler for data only mobile virtual network operators, commonly known as MVNOs.  There was strong synergy between TelBill Holdings, LLC and Unified Signal as historically Unified Signal has not offered data only enablement services; however, the telecom industry as a whole is becoming very data centric.

Unified Signal’s strengths, were immediately enhanced by the acquisition of the DataJack software back office infrastructure and much of the team it had assembled. The synergies between the two companies would benefit from the merger of the two technologies and the integration of both teams.  Unified Signal brought the billing system, supplier eco system, as well as 19 live revenue producing clients.  It also brought a significant sales pipeline of fortune 500 companies that also need combined voice and data only services.

From June to December 2014, there was substantial clean-up work we had to complete.  The legacy acquired company was losing over $100,000 per month.  Our first objective post acquisition, was to restructure the public company and turn the division into a profitable entity.  We officially changed the name of the public company to Unified Signal (ticker symbol: UNSI).  The company, from an operations standpoint, is currently cash flow positive. In addition, the company has paid down most of it's outstanding debt, and expects to be debt free by end of Q3, 2015..  The combined companies then went about integrating the acquired company’s code, into the Unified Signal code base, and re-launched the system into Unified Signal’s hosting facility as well as sold the acquired subscriber base to provide additional working capital to make the changes necessary to reorganize the company.

The combined entity then went about straightening out the financial health of the books and the outstanding debt held on the books. The company converted approximately 85% of the acquired company’s  $3.8 million in debt into equity and created payment plan(s) with many of the remaining debt holders.

The company has since been paying down on the remaining unconverted debt and currently has less than $400,000 of debt remaining on the books.  The company expects to pay off all of the debt by end of Q3 2015.

The company now has over 19  MVNO clients which we believe could substantially increase our customer base and revenue stream.

Mobile Virtual Network Enabler (enabling multiple services through its secure infrastructure)

Unified Signal is a SaaS (software as a service) based billing and back office solution which enables companies in virtually any industry sector to resell cellular service, as well as other telecom services, using their existing brand.  Unified Signal’s turnkey telecom billing solution allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and now even mobile commerce.

Unified Signal’s technology infrastructure allows its clients to implement faster, have much more control of the system, and is far more cost efficient than other competing billing and back office systems.  Unified Signal has successfully integrated with all major U.S. carriers, which has never been completed by any other U.S. billing company.  Unified Signal also enables its clients to private label their own “PayPal” type services including a full mobile wallet linked to a prepaid debit card.

The Product and Services Line Up

Unified Signal’s main business is its rating and billing solution(s) which provides pre-paid & post-paid software solutions for all four major wireless carriers as well as full termination services for VOIP resellers.  Unified Signal helps its clients build a profitable and executable telecom reseller strategy and ensures that its clients come to market quickly and efficiently.  Unified Signal’s software suite allows its clients to perform all the necessary functions needed to become a successful reseller of communications and mobile commerce services.

The Unified Signal system provides its clients with all the tools necessary to manage and grow their business including:  carrier activations, credit checks, phone procurement and fulfillment, rating and billing (both online or paper bills), customer service, strategic and tactical reporting, taxing, carrier wholesale bill QA, and a feedback / development loop that helps telecom resellers stay on the cutting edge of technology.  In addition, Unified Signal's consulting side of the house helps create rate plans, branding and logos, marketing materials and helps to procure and provision inventory.  Unified Signal also offers an internal highly trained customer service team to support its clients

Unified Signal has been able to successfully automate the client provisioning process and customer procurement process and can cost efficiently bring to market and support its clients.  Unified Signal’s level of automation dramatically increases the profitability for its clients and more importantly dramatically increases customer satisfaction by virtually eliminating billing errors and other back office issues solution that would fill the gaping hole in the billing / CRM space for a cost effective, fully automated, customizable billing system to support the resale of all communications services from activation through customer service.

MVNOs alone now account for over 25% of wireless customers in the US including companies like Tracfone, Virgin Mobile, Boost, Qwest, Wal-Mart Mobile and a 100 plus others, which make up the 20 year old industry.  Due to increased spectrum, decreasing wholesale rates and increased competition, the MVNO industry is expanding and Unified Signal is now positioned into becoming one of the leading technology enablers in the US with plans to expand that internationally.  VNO (Virtual Network Operator) clients can achieve profits of $15-$20 per customer per month with an average customer life cycle of 18-24 months.  This creates customer profitability ranging from $270-$480 per subscriber and ASP MVNEs can generate $2-$3 per customer per month netting $36 to $72 per subscriber

Mobile Commerce Product Suite

Additionally, Unified Signal plans to launch its Mobile Commerce Platform Services which will provide enablement software which allows its clients to offer highly secure mobile commerce and payment solutions to their end customers.  The strategy is to create software to more efficiently link people across the US and around the world to have easy access, and transact, with their money, through their mobile phones.

MCN (Mobile Clearinghouse Network):  The MCN software technology has been established to create interoperability between any and all mobile payment technologies, with the sole purpose of moving money easily and cost efficiently to anyone, anywhere in the world.  The strategy of the MCN software is to allow its clients the ability to become a clearinghouse for international money movement, offering distinct competitive advantages vs. the existing dominant companies in this space.

Our customer care professionals continue to improve customer experience, providing quality service with the goal of resolving customer issues and retaining a loyal customer base. We proactively address customers' needs, and we offer live, in-house call center phone support, online chat support, and email support.

Competition

Unified Signal’s aim is to obtain better economies of scale, greater functionality, and increased profitability for our valued clients.  Unified Signal has been able to successfully automate the client provisioning process and customer procurement process and can cost efficiently bring to market and support its clients.  Unified Signal’s level of automation dramatically increases the profitability for its clients and more importantly dramatically increases customer satisfaction by virtually eliminating billing errors and other back office issues that have plagued the industry over the last 20 years.

Unified Signal's “TelBill” billing and back-office technology software was founded by former executives of some of the largest telecommunications carriers in the country as well as senior Fortune 100 executives.  This dichotomy of talent has allowed the company to focus on a solution that would fill the gaping hole in the billing / CRM space for a cost effective, fully automated, customizable billing system to support the resale of all communications services from activation through customer service.

Existing billing platforms like Convergys, Sentori, and Amdocs were designed more for the major carriers and cost an incredible amount to implement and maintain, take a long time to implement and are not easily customizable to the specific and ever changing needs of the telecom reseller.  This has created a significant barrier to entry for all small to moderate sized companies, agents, affinity groups, ethnic groups, etc. that all have access to a very loyal and profitable customer base and could greatly profit from selling communication services.

Due to the cost efficiencies created over many years of development, Unified Signal can implement a client for a fraction of the cost of the competition providing clients higher margins and allowing them to offer more competitive pricing and easily expand into additional services and still using one ubiquitous operating platform.

The Unified Signal system provides its clients with all the tools necessary to manage and grow their business including:  carrier activations, credit checks, phone procurement and fulfillment, rating and billing (both online or paper bills), customer service, strategic and tactical reporting, taxing, carrier wholesale bill QA, and a feedback / development loop that helps telecom resellers stay on the cutting edge of technology.

Unified Signal has many unique competitive advantages in the marketplace, including the low cost of implementation, the speed of integration, and the higher margins offered due to the automation developed, and the level of support and expertise that clients receive when implementing the system.  Unified Signal’s consulting division makes Unified Signal a one-stop shop for any client, rather than having to go to many different companies to efficiently implement and manage their business.

Legislative and Regulatory

          Unified Signal sells telecommunication services and as such some of these services falls under the guidelines and regulations of the Federal Communications Commission. Unified Signal operates various licenses and is up to date on all FCC requirements necessary to operate and sell such services. The company has hired a third party provider, to help manage the various licenses and regulatory requirement necessary and to ensure that all filings and paper work are handled in a timely manner.

Employee Relations

As of  May 4, 2015, the Company uses a number of independent contractors in our operations.

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

Additionally, on our corporate website, www.Unifiedsignal.com, we make available, free of charge, our annual, quarterly and current reports (including all amendments to such reports), changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. Additional information about us and our product offerings may be found on our legacy website www.DataJack.com.

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

In their report dated May 4, 2015, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has a net loss of $8,715,026 for the year ended December 31, 2014. We also had a working capital deficit of $1,151,166 at December 31, 2014, and cash on hand of $108,803. We also expect to incur additional losses for at least the first quarter of 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2014, the Company does not have any outstanding operating leases.

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

The Company was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the "St George Litigation"). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that Unified Signal, Inc. (formerly DataJack) failed to pay a purported debt to Plaintiff as and when due and that the Company and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in the Company. The Amended Complaint alleges that the Company is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. The Company has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement was reached and was dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment was due on January 16, 2014, with a final payment for the balance due on February 15, 2014.

An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.　The Company's acquired subsidiary had made the February 18, 2014 payment.　An extension was granted on March 17, 2014 for the final payment to be made on or before April 27, 2014.　An issuance of 60,000 shares was made on March 17, 2014 as an extension fee. The parties then revised its agreement and amended it so that the Company was granted additional time to make its payments. This Settlement Agreement, Waiver and Release of Claims was dated April 29, 2014, and the final payment was extended from April 27, 2014 to June 6, 2014. In consideration thereof, the Company issued 60,000 of its shares as an extension fee.

On June 10, 2014 the parties further extended the due date for the Final Payment from June 6, 2014 to July 21, 2014 and in consideration thereof, the Company issued 100,000 of its shares of common stock as an extension fee.

On July 21, 2014 the parties revised its agreement yet again and agreed to the following; a two part payment; the first part payable on July 31, 2014 and the second payable on September 4, 2014. The parties agreed to allow this extension by the Company issuing an additional 200,000 shares of common stock as an extension fee.

Finally on August 12, 2014, the parties entered into a final settlement agreement whereby Datajack will pay St George Investments a series of 14 payments, on the 15th and 30th of each month, for the next 7 months beginning in August 2014.  Additionally, the Company has issued an additional 100,000 shares of common stock, as a final extension fee.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol UNSI. The stock is very thinly traded and the market could be considered illiquid. The following quotations reflect the high and low bid prices for our common stock during each fiscal quarter within the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Fiscal Year 2013
	High	Low

First Quarter	$2.00005	$0.6000
Second Quarter	$1.5000	$0.8200
Third Quarter	$1.4000	$0.3400
Fourth Quarter	$0.6000	$0.1000

	Fiscal Year 2014
	High	Low

First Quarter	$1.0600	$0.0081
Second Quarter	$0.9450	$0.1750
Third Quarter	$0.2700	$0.0700
Fourth Quarter	$1.1500	$0.0201

Holders

As of May 4, 2015, there were 65,895,143 shares of our common stock outstanding held by approximately 299 shareholders of record, not including 5,000 shares held in our treasury.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans

Recent Sales of Unregistered Securities

On October 16, 2014, we received a common stock subscription of $7,500 for 42,590 shares of our common stock.

On November 15, 2014, we received a common stock subscriptions of $70,000 for 338,466 shares of our common stock.

On November 21, 2014, we received a common stock subscriptions of $42,500 for 194,675 shares of our common stock.

On December 22, 2014, we received a common stock subscriptions of $42,500 for 256,560 shares of our common stock.

On December 23, 2014, we received a common stock subscriptions of $10,000 for 86,906 shares of our common stock.

In January 2015, we received a common stock subscriptions in aggregate of $61,000 for 290,062 shares of our common stock.

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

Overview

Unified Signal, Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is a MVNO solutions provider in the wireless industry with premier Voice, Data, SMS and Mobile Broadband services. In addition, through the acquisition the Company offers low cost, no contract, mobile broadband with various data plans primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

On June 4, 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified Signal Inc. as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”.   Under purchase accounting, the assets and liabilities of an acquired company (Unified Signal, Inc.) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2013 and for the year ended December 31, 2013 and through June 4, 2014 include the operations and cash flows of TelBill and its subsidiaries and the combined operations and cash flows of TelBill and Unified Signal subsequent to that date.

The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred at the earliest reporting period. Certain other reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

Results of Operations for the Year Ended December 31, 2014 Compared to December 31, 2013

Revenues

Our revenues for the years ended December 31, 2014 and 2013 were $3,046,690 and $507,560, respectively; an increase of $2,539,130. In connection with the Merger as described above, we reported an additional revenue in the current period.  We also continue to grow and expand our core business lines.

Operating Expenses

Software licenses

Software license costs increased by $1,145,617 from $148,275 for the year ended December 31, 2013 to $1,293,892 for the current period.  The increase is primarily due to our increase in revenue as compared to last year.

Hosting and other software costs

Hosting and other software costs were $203,898 for the year ended December 31, 2014 as compared to $124,940, an increase of $78,958 or 63%.  The increase is primarily due to our increase in sales volume.

Carrier costs

Carrier costs were $45,561 to $487,696 for years ended December 31, 2013 and 2014, respectively.  An increase of $442,135 or 970%.  The increase in due to our expanded revenue for the current period.

Customer service

Customer service costs were  $49,144 and $52,643 for the years ended December 31, 2013 and 2014, respectively.

General and administrative costs

General and administrative costs increased by $1,479,069 from $94,786 for the year ended December 31, 2013 to $1,573,855 for the current period.  During the year ended December 31, 2014, we incurred approximately $500,000 in stock based compensation and other operating costs as we expand our business.

Impairment of goodwill

Impairment of Goodwill was $7,782,644 for the three year ended December 31, 2014.  At June 30, 2014 and December 31, 2014, we performed evaluations of our goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, we recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Depreciation and amortization

Depreciation and amortization was $-0- and $107,825 for the years ended December 31, 2013 and 2014, respectively.  The increase of $107,825 was a result of assets acquired with our acquisition of Datajack, Inc. in June 2014.

Other Income and Expense

Total other expense was $259,263 for the year ended December 31, 2014, compared to other expense was $-0- for the year ended December 31, 2014. Our 2014 expense included a gain on the sale of domain rights $60,564, net gain on settlement of debt $15,759, loss on derivative liability $192,380, and interest expense $143,206.

Net Loss

The impairment of goodwill along with the increases in operating expenses resulted in a net loss of $(8,715,026) in 2014  as compared to a profit of $44,854 for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $108,803 and $161,498 at December 31, 2014 and 2013, respectively. Our net cash (used in) provided by operating activities for the years ended December 31, 2014 and 2013 were $(198,432) and $30,448, respectively, due primarily to our cash-based net loss during this period. Our primary source of funding, as needed, has been through promissory note issuances and sales of common stock for cash.

Our working capital deficit increased by $1,110,564 during the year ended December 31, 2014 from a working capital deficit of $40,601 at December 31, 2013 to a working capital deficit of $1,151,166 at December 31, 2014.

During the years ended December 31, 2014 and 2013, we raised $272,500 and $208,500, respectively, through the sale of debt and equity securities in private placements to accredited investors.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements.  Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans and/or successfully enter into settlement agreements with our vendors. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse e?ect on our business, prospects, financial condition and results of operations.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows and has an accumulated deficit of $8,990,253 and $71,201 through December 31, 2014 and 2013, respectively, and has been dependent on issuances of debt and equity instruments to fund its operations. The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy. However, there can be no certainty that the Company will be successful in this strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, based on substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2014.

Capital Needs

We expect to adjust our operations and development to the level of capitalization, but we project that we  may not have sufficient capital resources to meet projected cash flow requirements for the next three months. If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

1.
In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its intangible asset (goodwill) for impairment at least annually by comparing the fair value of this asset to its carrying value. If in the future the carrying value of our goodwill exceeds its fair value, the Company will recognize an impairment charge in an amount equal to that excess. For purposes of these tests, the excess of the fair value of the Company over the amounts assigned to its identified assets and liabilities is the implied fair value of its goodwill. In 2014, the Company recognized related impairment charges of $7,782,644 in its consolidated statement of operations.  No additional impairment charges were recognized in 2013.

2.
We follow the guidance in Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of December 31, 2014 and  2013, we did not have any recorded unearned revenue.

3.
The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date. In 2014, the Company recognized related derivative mark-to-market charge of $192,380 in its consolidated statement of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2013.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2014. Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Our management concluded an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Executive Title	Board of Directors	Date of Appointment

Paris Holt	44	President and Chief Executive	Director	June 2014
Stuart Ehrlich	41	Executive Vice-President of Finance	Director	July , 2009
Peter Sperling	41		Director	December , 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our Board of Directors. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Diversity is not a formal consideration in determining Board of Directors member nominations.. The Board meets, by telephone as often as is necessary to pass important matters, or, to be updated on the status of the company and the current business opportunities and decisions facing the company. The CEO, usually likes to conduct these up-dates on a bi-monthly basis, unless there is a specific business decision that needs or requires Board oversight or guidance.

Biographical resumes of each officer, director and significant employee are set forth below.
Paris Holt Chairman & CEO. Mr. Holt has 23 years in the wireless telecom industry. He worked as a Director of Product Development at SouthWestern Bell Mobile; and headed up the MVNO department for Frontier Communications as well.

Mr. Holt was then recruited as VP of Sales & Marketing/GM for US Communications/Ameritel, where he built the nation’s second largest MVNO.

After leaving this position, Mr. Holt then founded, and built, telSPACE, which, in 10 years’ time, grew into one of the leading billing systems used by the MVNO industry

Mr. Holt then founded TelBill Holdings then later renamed Unified Signal in 2013.

Stuart Ehrlich is Executive Vice-President of Finance, and a director. Prior to his position with the Company, Mr. Ehrlich founded CandoCorp in 2005, a private consulting company focused on the telecommunications, finance, high technology and entertainment industries. Mr. Ehrlich previously sat on the Board of BioBalance, a small publicly traded BioTechnology company, in addition to consulting and working with both Fortune 100 and 500 companies.

Peter Sperling became a Board member in December 2012. Mr. Sperling has an Associate’s Degree in Network Administration, and is a Microsoft Certified Professional Director of Information Technologist. His past employment services include Director of Information Technology Services for a Boca Raton based Real Estate company. He is employed at DataJack, Inc. as a key part of the management team in charge of fulfillment services, procurement and Business Development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the years ended December 31, 2014 and 2013.

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

Code of Ethics

Due to its relatively small size, the Company has not yet adopted a comprehensive written code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer or controller, or person performing similar functions. It is generally the Company’s policy that its operations are to be conducted in compliance with applicable laws and regulations and with high ethical standards. This policy applies to all employees and others working on behalf of Unified Signal, Inc. wherever located.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

		Consulting /		Stock
Name & Principal Position	Year	Salary($)	Bonus($)	Awards($)	Total($)

Stuart Ehrlich,	2014	$37,098	N/A	$20,100	$57,198
Executive Vice-President of Finance	2013	$39,912	N/A	$-	$39,912

Peter Sperling,	2014	$41,516	N/A	$4,500	$46,016
	2013	$35,736	N/A	$-	$35,736

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements with Executive Officers

All of the Company’s employees are employed at-will.

Consulting Agreements

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

Our directors do not receive compensation for their services for the years ended December 31,2014 or 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of May 4, 2015, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 65,895,143 shares of common stock issued and outstanding as of May 4, 2015:

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

The address for each of our officers and directors is c/o Unified Signal, Inc., 5400 Carillon Point, Building 5000, 4th floor, Kirkland, Washington 98033.

Name of Beneficial Owner	Title of Class	Number of Shares Owned	Percentage of Common Stock

Paris Holt	Common Stock	30,600,000	46%

Stuart Ehrlich	Common Stock	872,000	1.3%

Peter Sperling	Common Stock	250,000	.4%

All Officers and Directors As a Group (3 persons)	Common Stock	31,722,000	48%

Gerald Sperling	Common Stock	9,963,096	15.1%
17899 Aberdeen Way
Boca Raton, Florida 33496

Equity Compensation Plans

The Company does not have any equity compensation  plans.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 31, 2013, the Company engaged Liggett, Vogt & Webb P.A.

The following table shows the fees that we were billed by LVW for audit and other services provided by our independent auditors during the years ended December 31, 2014 and 2013:

	Years Ending December 31,
	2014	2013

Audit Fees(1)	$45,000	$45,000
Audit-Related Fees(2)	--	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$45,000	$45,000

(1)
Audit fees - These are fees billed for professional services performed by LVW for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by LVW, as applicable that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by LVW, as applicable, with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by LVW, as applicable.

All services to be performed for the Company by independent public accountants, including those fees outlined above for 2014 and 2013, must be pre-approved by the Board of Directors, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

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

10.23	10.1	Amended and Restated Consulting Services Agreement dated as of June 7, 2012 by and between the Registrant and iTella, Inc. (13)
16.1	16.1	Letter from Previous Independent Registered Public Accounting Firm Jewett, Schwartz, Wolfe & Associates (12)
10.24	10.24	Amended and restated Bylaws on January 3, 2014 (15)
10.25	10.25	Amended Articles of Incorporation on February 13, 2014 (16)
10.26	10.26	Merger agreement with TelBill effective June 4, 2014 (17)
31.1/31/2	*	Certificate of the Chief Executive Officer, principal financial and accounting officer pursuant to Rule 13a-14(a) of the Exchange Act (14)
32.1/32/2	*
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

(15)	Filed with the SEC on January 7, 2014, as an exhibit as indicated above to the Registrants’ current report (SEC File No. 000-31757 on Form 8-K, which exhibit is incorporated herein by reference

(16)	Filed with the SEC on February 20, 2014, as an exhibit as indicated above to the Registrants’ current report (SEC File No. 000-31757 on Form 8-K, which exhibit is incorporated herein by reference

(17)	Filed with the SEC on June 10, 2014, as an exhibit as indicated above to the Registrants’ current report (SEC File No. 000-31757 on Form 8-K, which exhibit is incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED SIGNAL, INC.

Date: May 6, 2015	By:	/s/ Paris Holt
Paris Holt
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director	May 6, 2015
Stuart Ehrlich

/s/ Peter Sperling	Director; Secretary	May 6, 2015
Peter Sperling

CONSOLIDATED FINANCIAL STATEMENTS

UNIFIED SIGNAL, INC.
(Formerly known as DataJack, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unified Signal, Inc.

We have audited the accompanying balance sheets of Unified Signal, Inc. (formerly known as DataJack, Inc. and the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, statement of stockholders' deficit, and cash flows for each of the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unified Signal, Inc. at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficit of $1.2 million as of December 31, 2014, and will require additional cash to fund the deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

May 4, 2015
New York, New York

UNIFIED SIGNAL, INC.
(Formerly Datajack, Inc.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$108,803	$161,498
Accounts receivable,net	219,017	95,234
Total current assets	327,820	256,732

Property and equipment, net	348,750	-

Restricted cash	150,000	-
Customer lists, net	161,111	-
Total other assets	311,111	-

Total assets	$987,681	$256,732

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$429,414	$91,635
Advances from related parties	200,000	-
Notes payable, current portion	356,287	205,698
Legal Settlement Reserves	31,500	-
Derivative liability	461,785	-
Total current liabilities	1,478,986	297,333

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 65,366,928 and 30,600,000 shares issued and 64,491,928 and 30,595,000 shares outstanding as of December 31, 2014 and 2013, respectively	65,367	30,600
Additional paid in capital	8,187,081	-
Common stock subscription	272,500	-
Treasury stock, 5,000 shares	(26,000)	-
Accumulated deficit	(8,990,253)	(71,201)
Total shareholders' deficit	(491,305)	(40,601)

Total liabilities and shareholders' deficit	$987,681	$256,732

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
(Formerly Datajack, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013

Revenues	$3,046,691	$507,560

Operating expenses:
Software licenses	1,293,892	148,275
Hosting and other software costs	203,898	124,940
Carrier costs	487,697	45,561
Customer service	52,643	49,144
General and administrative expenses	1,573,855	94,786
Impairment of goodwill	7,782,644	-
Depreciation and amortization	107,825	-
Total operating expenses	11,460,454	462,706

(Loss) income from operations	(8,455,763)	44,854

Other income (expense):
Interest expense	(143,206)	-
Loss on change in derivative liability	(192,380)	-
Gain on sale of domain rights	60,564	-
Gain on settlement of debt	15,759	-
Total other income, net	(259,263)	-

(Loss) Income before income taxes	(8,715,026)	44,854

Income taxes	-	-

Net (loss) income	$(8,715,026)	$44,854

(Loss) income per common share, basic	$(0.18)	$0.00

(Loss) income per common share, diluted	$(0.18)	$0.00

Weighted average number of shares outstanding-basic	48,936,528	30,600,000

Weighted average number of shares outstanding-diluted	48,936,528	30,600,000

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
(Formerly Datajack, Inc.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, January 1, 2013	30,600,000	$30,600	$-	$-	$-	$(28,955)	$1,645
Distributions	-	-	-	-	-	(87,100)	(87,100)
Net income	-	-	-	-	-	44,854	44,854
Balance, December 31, 2013	30,600,000	30,600	-	-	-	(71,201)	(40,601)
Common stock issued to acquire DataJack, Inc.	24,491,728	24,492	6,343,358	31,500	(26,000)	-	6,373,350
Common stock issued for services	2,775,000	2,775	490,715	-	-	-	493,490
Common stock issued for related party settlements	3,650,000	3,650	400,458	(31,500)	-	-	372,608
Common stock issued for settlement of debt	1,450,200	1,450	254,449	-	-	-	255,899
Common stock issued for interest	300,000	300	50,700	-	-	-	51,000
Common stock issued for debt conversion	2,100,000	2,100	495,000	-	-	-	497,100
Fair value of warrants issued in connection with settlement of debt	-	-	18,651	-	-	-	18,651
Reclass derivative liability to equity upon convertible note payoff	-	-	133,750	-	-	-	133,750
Proceeds from common stock subscriptions	-	-	-	272,500	-	-	272,500
Distributions	-	-	-	-	-	(204,026)	(204,026)
Net loss	-	-	-	-	-	(8,715,026)	(8,715,026)

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
(Formerly Datajack, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,715,026)	$44,854
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,826	-
Stock based compensation	493,490	-
Interest expense	25,000	-
Bad debt expense	42,000
Amortization of deferred costs	74,074	-
Impairment of goodwill	7,782,644	-
Common stock issued for loan extension	101,000	-
Gain on settlement of debt	(15,759)	-
Gain on sale of domain rights	(60,564)	-
Change in fair value of derivative liability	192,380	-
Changes in operating assets and liabilities:		-
Accounts receivable	(244,821)	(95,234)
Inventory	5,913	-
Prepaid expenses	34,595	-
Accounts payable	(23,184)	80,828
Legal Reserves	2,000	-
Net cash(used in) provided by operating activities	(198,432)	30,448

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of domain rights	100,000	-
Cash acquired from acquisition of Datajack, Inc.	351	-
Net cash provided by investing activities	100,351	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	64,536	208,500
Proceeds from common stock subscription	272,500	-
Donated capital	61,898	-
Repayments of notes payable	(149,522)	(2,802)
Distributions	(204,026)	(87,100)
Net cash provided by financing activities	45,386	118,598

Net increase (decrease) in cash and cash equivalents	(52,695)	149,046

Cash and cash equivalents at beginning of period	161,498	12,452
Cash and cash equivalents at end of period	$108,803	$161,498

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$771,650	$-
Issuance of common stock for settlement of obligation due related party	$372,608	$-
Issuance of common stock for reverse acquisition	$6,367,850	$-

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND BUSINESS

Unified Signal, Inc.( formerly Datajack, Inc.) (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform which enables companies in virtually any industry sector to launch cellular, as well as other telecom services using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

On November 27, 2014, the Company changed its name from DataJack, Inc. In addition, effective November 27, 2014 and in conjunction with the name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from DJAK.OB to UNSL.OB.

Basis of Presentation (Reverse-Acquisition)

On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal, Inc. (formerly DataJack, Inc.) dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified Signal (formerly DataJack Inc.) as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2014, for the year ended December 31, 2013 and through June 4, 2014 include the operations and cash flows of TelBill and its subsidiaries and the combined operations and cash flows of TelBill and Unified Signal (formerly DataJack, Inc.) subsequent to that date.

The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred at the earliest reporting period. Certain other reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

The accompanying financial statements present on a consolidated basis the accounts of Unified Signal, Inc. (formerly DataJack Inc.) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the fair value of goodwill, customer lists, equity based compensation, derivative liabilities and revenue recognition.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2014 and 2013 was $42,000 and $0, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

The Company's 2011 to 2014 tax returns are subject to examinations by the IRS and state taxing agency.

Stock-based compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable, the measurement date is the date the award is issued.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

As of December 31, 2014, there were notes convertible into an aggregate of 2,233,702 shares of the Company’s common stock. In computing diluted net loss per share for the year ended December 31, 2014, no effect has been given to such shares issuable upon note conversions as their effect would be anti-dilutive. There were no common stock equivalents for the year ended December 31, 2013.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$-	$-
As of December 31, 2013	$-	$-	$-	$-

Derivative liability	$-	$-	$461,785	$461,785
As of December 31, 2014	$-	$-	$461,785	$461,785

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the June 4, 2014 (date of merger) through December 31, 2014.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Derivative
Liability

Balance, December 31, 2013	$-
Fair value of acquired derivative at date of merger	403,155
Transfers out upon payments of convertible notes	(133,750)
Mark-to-market at December 31, 2014	192,380

Balance, December 31, 2014	$461,785

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 56% from June 4, 2014 (date of merger) to December 31, 2014. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of December 31, 2014 and  2013, the Company did not have any recorded unearned revenue.

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

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Intangible Assets and Goodwill

As a result of the acquisition of TelBill Holdings, LLC on June 4, 2014, the Company acquired intangible assets in the aggregate amount of $7,982,644.

The Company allocated $200,000 in identifiable intangible assets for customer relationships. The remaining $7,782,644 was allocated to goodwill.

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

At June 30, 2014 and December 31, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, management recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0-.

The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Deferred Costs

The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheet. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments.  As of December 31, 2014, the remaining unamortized deferred costs were $-0-.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP. The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s  consolidated financial statements.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 4.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 –BUSINESS COMBINATION

On June 4, 2014, Unified Signal, Inc. (formerly  DataJack, Inc.) completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill Holdings, LLC (dba Unified Signal) dated as of June 4, 2014.

The  Company acquired  TelBill in exchange for the  following:  (i) 30,600,000 shares of Registrant's common stock, par value $0.001("Common Stock") to Mr. Holt,  (ii) the  reservation  of an  additional  5,400,000  shares of the Company’s  Common Stock to be  allocated  as warrants to the  employees of the Company  and (iii) a one-time  "true-up"  to Mr. Holt for the period of eighteen months  after the Closing  Date in the event the  Registrant  raises  additional capital  such that  Seller  shall own not less than 51% of the  Registrant  on a fully-diluted basis  (collectively,  the "Purchase Price").

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC. was identified as the acquiring entity and Unified Signal, Inc. (formerly DataJack Inc.) as the acquired entity.    Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC. and its subsidiaries alone. The financial statements as of December 31, 2014, for the year ended December 31, 2013 and through the period ended June 4, 2014 include the operations and cash flows of TelBill Holdings, LLC. and the combined operations and cash flows of TelBill Holdings, LLC. and Unified Signal, Inc. (DataJack, Inc.) and its subsidiaries after that date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $6,217,849 has been allocated as follows:

Cash	$351
Accounts receivable	1,204
Prepaid expenses and other current assets	40,508
Restricted cash	150,000
Property and equipment	415,674
Deferred costs, related party	74,074
Customer list	200,000
Goodwill	7,782,644
Other intangible assets	35,366
Treasury stock	26,000
Accounts payable	(586,922)
Advances from related parties	(517,115)
Notes payable	(535,481)
Legal reserves	(433,799)
Derivative liability	(403,155)
Common stock subscription	(31,500)

Total purchase price	$6,217,849

Goodwill and customer lists represent the excess of the purchase price over the fair value of the net tangible assets acquired.   For income tax reporting purposes, the goodwill and other intangibles assets identified above are non-deductible.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Datajack, Inc. had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Year ended, 2014	Year ended, 2013

Total revenues	$3,478,478	$2,194,327
Net loss	(10,757,006)	(2,181,432)
Basic and diluted net loss per common share	$(0.17)	0.04)

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

At June 30, 2014 and December 31, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, management recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0-.  The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

The Company has presented its preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Merger as of December 31, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed in the Merger and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill in addition to the impairment charge. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $8,715,026 for year ended December 31, 2014. As of December 31, 2014, the Company has a working capital deficit of $1,151,166, and has been dependent on issuances of debt and equity instruments to fund its deficit.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, 2014 and 2013, respectively, property and equipment consisted of the following:

	2014	2013

Computers and equipment	$18,696	$-
Software	396,978
Total	415,674	-
Less accumulated depreciation	(66,924)	-
Total	$348,750	$-

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $66,924 and $-0-, respectively.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC. the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the year ended December 31, 2014, the Company amortized $38,889 to current period operations.

NOTE 7 – OTHER INTANGIBLES

In connection with the merger on June 4, 2014, the Company acquired domain rights with an allocated fair value of $35,366.  In August 2014, the Company sold the domain rights and cancelled outstanding accounts receivable of $6,083 for net proceeds of $100,000.  The Company recognized a gain on sale of domain rights of $60,564 during the year ended December 31, 2014.

Amortization expense for the year ended December 31, 2014 and 2013 amounted to $2,013 and $-0-, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock in settlement of $372,608 related party obligations.

As of December 31, 2014 and 2013, related party advances were $200,000 and $-0-, respectively.

NOTE 9 – NOTES PAYABLE

At December 31, 2014 and 2013, notes payable consisted of the following:

	2014	2013

Promissory notes payable - shareholders	$65,000		$-
Convertible note payable-JMJ Financial	78,174
Convertible note payable-St George	50,000
CGL Interests Note	108,696		155,698
Note payable-Jensen	32,500		50,000
Note payable – LG Capital	21,917		-
Total notes payable	356,287		205,698
Less current portion of notes payable	(356,287)		(205,698)

Noncurrent portion of notes payable	$-	$

Promissory Notes Payable - Shareholders

As of December 31, 2014, the Company had short-term unsecured promissory notes from various shareholders totaling $65,000. These unsecured advances do not accrue interest.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Note Payable – Sperling

On September 4, 2014, the Company entered into a short-term no interest unsecured promissory note to Jerry Sperling for the amount of $36,500.  The promissory note is payable on demand.  On December 1, 2014, the Company issued 500,000 shares of common stock in settlement of the promissory note.  In connection with the issuance, the Company recorded a loss on settlement of debt of $48,500.

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

Per the terms of the litigation discussed in Note 13, final settlement was reached whereby the Company will pay St. George Investments a series of 14 payments, on the 15th and 30th of each month for the next 7 months beginning in August 2014.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 11. The outstanding principal at December 31, 2014 is $50,000.

Convertible Note Payable – JMJ Financial

On August 22, 2012, the Company’s acquired subsidiary entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company’s acquired subsidiary to draw down the available principal over time. The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company’s acquired subsidiary and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount. On December 11, 2013, the Company entered an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note. The Company has signed various amendments to the Debt Settlement agreement extending the final payment date to March 14, 2014.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On February 11, 2015, the Company entered into a new settlement agreement in court in response to the litigation between the Company’s acquired subsidiary and JMJ Note. Per the terms of the settlement agreement the Company is required to make a payment of $25,000 prior to February 28, 2015 followed by five (5) monthly payments of $10,000 due on the last day of each month thereafter and a final payment of $3,174 due on the last day of the sixth month.

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

The Company’s Chief Executive Officer, Paris Holt, has provided a personal guarantee.

Note payable-Jenson

On March 19, 2013, the Company issued a promissory note for $50,000, initially due April 1, 2014 with interest at 7% per annum.  The remaining unpaid balance at December 31, 2014 was $37,500.

Note Payable – LG Capital

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  LG Capital converted a total of $12,090 of accrued interest and principal amounts during the year ended December 31, 2013 for 109,649 shares.  The outstanding principal balance as of December 31, 2014 is $21,917.

NOTE 10 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of December 31, 2014, the legal settlement obligation was $31,500.   These settlement agreements have yet to be fully consummated and are recorded at full value until the transaction is completed.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

At December 31, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $461,785. The Company recorded a loss from change in fair value of debt derivatives of $1,537 for the year ended December 31, 2014. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 396.18%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.15 per share.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

In June 2014, the Company issued an aggregate of 200,000 shares of its common stock for services rendered valued at $82,740.

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock, $31,500 of which was previously subscribed, in settlement of related party obligations of $434,108.

In June 2014, the Company issued 100,000 shares of its common stock as note extension fee of $50,000.

In June 2014, the Company issued an aggregate of 2,100,000 shares of its common stock for $497,1000 in note conversions.

In July 2014, the Company issued 137,500 shares of its common stock in settlement of debt of $55,776.

In July 2014, the Company issued 200,000 shares of its common stock as payment of interest and note extension of $32,000.

In August 2014, the Company issued 100,000 shares of its common stock as payment of interest and note extension of $19,000.

In August 2014, the Company issued 125,000 shares of its common stock for services rendered valued at $23,750.

In August 2014, the Company issued 450,000 shares of its common stock in settlement of debt of $45,000.

In September 2014, the Company issued 2,200,000 shares of its common stock for services rendered valued at $352,000.

In September 2014, the Company issued an aggregate of 155,100 shares of its common stock in settlement of debt of $22,635.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In December 2014, the Company issued 500,000 shares valued at $85,000, of its common stock in settlement of debt of $36,500.  In connection with the issuance, the Company incurred a loss on $48,500.

In December 2014, the Company issued 250,000 shares of its common stock for consulting services valued at $35,000.

In December 2014, the Company issued 107,600 shares valued at $16,140, of its common stock in settlement of accounts payable of $26,900.  In connection with the issuance, the Company incurred a gain of $10,760.

As of December 31, 2014 the Company has $272,500 in common stock subscriptions in connection with 1,333,153 shares to be issued.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2014:

Exercise Price	Number Outstanding
		Expiration Date

$.50	75,000	June, 2019
0.75	8,500,000	June, 2019
	8,575,000

The following table summarizes the warrant activity for the two years ended December 31, 2014:

Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2013	-
Issued	-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2014	-
Grants	8,575,000	$0.7478	5.0	$-
Exercised
Forfeitures or expirations
Outstanding at December 31, 2014	8,575,000	$0.7478	4.4	$-

Exercisable at December 31, 2014	3,175,000	$0.7441	4.4	$-

In Connection with the Business Combination (Note 3), the Company issued 5,400,000 warrants to purchase the Company’s common stock at an exercise price of $0.75 per share for five years.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In June 2014, the Company’s accounting predecessor issued an aggregate of warrants to purchase 3,100,000 of the Company’s common stock for five years, exercisable at $0.75 in connection with settlement of debt.

In June 2014, the Company issued warrants to purchase 75,000 of the Company’s common stock for five years, exercisable at $0.50 in connection with settlement of debt. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.62% , a dividend yield of 0%, and volatility of 374.90%.

Distributions

There are $204,026 in pre-merger distributions made to the prior member of TelBill Holdings, LLC.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2014, the Company does not have any outstanding operating leases.

Letter of Credit

As of December 31, 2014, the Company has an outstanding standby letter of credit, expiring on April 14, 2015, in the amount of $150,000 for the benefit of the one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at December 31, 2014 is classified as restricted cash, a non-current asset.

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

Litigation

The Company was a defendant in litigation titled St George Investments LLC v. Quamtel, Inc. and Transfer Online, Inc., Case No. 1:12-cv-09186, pending in the United States District Court for the Northern District of Illinois, Eastern Division (the "St George Litigation"). The St. George Litigation was commenced on November 15, 2012, and amended on January 29, 2013. Generally, the Amended Complaint alleges that Unified Signal, Inc. (formerly DataJack) failed to pay a purported debt to Plaintiff as and when due and that the Company and its transfer agent failed to honor a notice from the Plaintiff to exercise its claimed contractual right to convert $20,000 of the alleged debt to shares of stock in the Company. The Amended Complaint alleges that the Company is indebted to the Plaintiff in the amount of $391,704, plus penalties, interest, attorney’s fees and costs. The Amended Complaint also seeks injunctive relief and unspecified amounts of compensatory, consequential, indirect and punitive damages. The Company has disputed its alleged liability to the Plaintiff, and the Company has responded to the Amended Complaint. A settlement agreement has been reached and is dated January 16, 2014, which includes dismissal of the lawsuit. An initial payment is due on January 16, 2014, with a final payment for the balance due on February 15, 2014.

An amended agreement was reached and dated February 14, 2014, which states the initial payment was made on or prior to January 16, 2014 and the balance is to be paid on February 18, 2014 and March 18, 2014.　The Company acquired subsidiary has made the February 18, 2014 payment.　An extension was granted on March 17, 2014 for the final payment to be made on or before April 27, 2014.　An issuance of 60,000 shares was made on March 17, 2014 as an extension fee. The parties then revised its agreement and amended it so that the Company was granted additional time to make its payments. This Settlement Agreement, Waiver and Release of Claims was dated April 29, 2014, and the final payment was extended from April 27, 2014 to June 6, 2014. In consideration thereof, the Company issued 60,000 of its shares as an extension fee.

UNIFIED SIGNAL, INC.
(Formerly DataJack, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On June 10, 2014 the parties further extended the due date for the Final Payment from June 6, 2014 to July 21, 2014 and in consideration thereof, the Company issued 100,000 of its shares of common stock as an extension fee.

On July 21, 2014 the parties revised its agreement yet again and agreed to the following; a two part payment; the first part payable on July 31, 2014 and the second payable on September 4, 2014. The parties agreed to allow this extension by the Company issuing an additional 200,000 shares of common stock as an extension fee.

Finally on August 12, 2014, the parties entered into a final settlement agreement whereby the Company will pay St George Investments a series of 14 payments, on the 15th and 30th of each month, for the next 7 months beginning in August 2014.  Additionally, the Company has issued an additional 100,000 shares of common stock, as a final extension fee.

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

Major Concentrations

The Company’s largest customer, OTEAA, LLC. , accounted for approximately 51% of total sales in the year ended December 31, 2014.  The agreement was for the launch of MVNO services for the client.

Uncertain Tax Positons

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2014 and 2013, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 14 – INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:

Years ended
	December 31, 2014	December 31, 2013

Current benefit	$-	$-
Deferred benefit	-	-
Net income tax benefit	$-	$-

Significant components of deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryover	$30,000	$-
Less: valuation allowance	(30,000)	-
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2014	2013

Statutory federal income tax rate	-34.0%	0.0%
Non-deductible items	6.6%	0.0%
Valuation allowance	27.4%	0.0%
Effective income tax rate	0.0%	0.0%

For the year ended December 31, 2013, TelBill Holdings, LLC was a limited liability company.  As a result, the Company's income for federal and state  income tax  purposes  was  reportable  on the tax returns of the individual  partners.  Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements.

Prior to the merger, Datajack, Inc. had operating losses carryforwards which will be subject limitations under Internal Revenue Code Section 382 due to the change of control during the year ended December 31, 2014.   In addition, Datajack, Inc. had not filed corporate tax returns for year ended December 31, 2010 and years subsequent.

The above deferred tax asset and valuation allowance represents the net operating losses incurred subsequent to the change in control in June 2014.

NOTE 15 – SUBSEQUENT EVENTS

In January 2015, we received a common stock subscriptions in aggregate of $61,000 for 290,062 shares of our common stock.

Additionally there were 280,000 shares issued converting approximately $61,000.00 of debt into restricted stock

Additionally 1,123,215 shares of restricted stock were issued to 17 individuals and the company received a total of $190,000.00 for these issuances. These shares represent monies, which the company received in Q4 2014, and accounted for as common stock subscribed.

The company has completely settled its debt with St George as of Q1 2015, and there is no pending litigation regarding this matter.