Form 10-Q
period 2015-03-31
Unified Signal, Inc.
filed 2015-05-20
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Unified Signal, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	000-31757	90-0781437
(State of Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

5400 Carillon Point, Building 5000, 4th Floor, Kirkland, Washington		98033
(Address of Principal Executive Office)		(Zip Code)

(972) 361-1980
(Issuer’s telephone number, including area code)

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 20, 2015 is 67,587,643.

UNIFIED SIGNAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$90,109	$108,803
Accounts receivable	211,280	219,017
Total current assets	301,389	327,820

Property and equipment, net	324,111	348,750

Restricted cash	150,000	150,000
Customer lists, net	144,444	161,111
Total other assets	294,444	311,111

Total assets	$919,944	$987,681

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$419,377	$429,414
Advances from related parties	163,500	200,000
Notes payable, current portion	276,216	356,287
Legal Settlement Reserves	31,500	31,500
Derivative liability	255,635	461,785
Total current liabilities	1,146,228	1,478,986

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 65,646,928 and 65,366,928 shares
issued and 64,771,928 and 64,491,928 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	65,647	65,367
Additional paid in capital	8,398,761	8,187,081
Common stock subscription	452,000	272,500
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(9,116,692)	(8,990,253)
Total shareholders' deficit	(226,284)	(491,305)

Total liabilities and shareholders' deficit	$919,944	$987,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$453,182	$1,883,196

Operating expenses:
Software licenses	16,469	1,258,368
Hosting and other software costs	33,362	18,471
Carrier costs	188,203	228,624
Customer service	16,513	1,031
General and administrative expenses	309,529	104,817
Depreciation and amortization	41,306	-
Total operating expenses	605,382	1,611,311

(Loss) income from operations	(152,200)	271,885

Other income (expense):
Interest expense	(37,429)	-
Gain on change in derivative liability	47,390	-
Gain on settlement of debt	15,800	-
Total other income, net	25,761	-

(Loss) Income before income taxes	(126,439)	271,885

Income taxes	-	-

Net (loss) income	$(126,439)	$271,885

(Loss) income per common share, basic	$(0.00)	$0.01

(Loss) income per common share, diluted	$(0.00)	$0.01

Weighted average number of shares outstanding-basic	65,632,372	30,600,000

Weighted average number of shares outstanding-diluted	65,632,372	30,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2015

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)
Common stock issued in settlement of debt	280,000	280	52,920	-	-	-	53,200
Reclass derivative liability to equity upon convertible note payoff	-	-	158,760	-	-	-	158,760
Proceeds from common stock subscriptions	-	-	-	179,500	-	-	179,500
Net loss	-	-	-	-	-	(126,439)	(126,439)
Balance, March 31, 2015 (unaudited)	65,646,928	$65,647	$8,398,761	$452,000	$(26,000)	$(9,116,692)	$(226,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(126,439)	$271,885
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,306	-
Bad debt expense	128,124
Non-cash interest	37,429
Gain on settlement of debt	(15,800)
Change in fair value of derivative liability	(47,390)	-
Changes in operating assets and liabilities:		-
Accounts receivable	(120,387)	(1,516,663)
Accounts payable	(10,037)	1,233,598
Net cash used in operating activities	(113,194)	(11,180)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription	179,500	-
Repayments of notes payable	(85,000)	(9,638)
Distributions	-	(37,498)
Net cash provided by (used in) financing activities	94,500	(47,136)

Net decrease in cash and cash equivalents	(18,694)	(58,316)

Cash and cash equivalents at beginning of period	108,803	161,498
Cash and cash equivalents at end of period	$90,109	$103,182

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$53,200	$-

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND BUSINESS

Unified Signal, Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform, which enables companies in virtually any industry sector to launch cellular, as well as other telecom services using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

On November 27, 2014, the Company changed its name to Unified Signal from DataJack, Inc. In addition, effective November 27, 2014 and in conjunction with the name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from DJAK.OB to UNSI.OB.

Basis of Presentation (Reverse-Acquisition)

On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal, Inc. (formerly DataJack, Inc.) dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified Signal (formerly DataJack Inc.) as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements for the three months ended March 31, 2014 include the operations and cash flows of TelBill and its subsidiaries.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $164,508 and $42,000, respectively.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents such as shares issuable on debt conversion are excluded from the computation if their effect is anti-dilutive.  There were no common stock equivalents for the three months ended March 31, 2014.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3		Total

Derivative liability	$-	$-		$-		$-
As of December 31, 2014	$-	$-		$461,785		$461,785

Derivative liability	$-	$-	$		$
As of March 31, 2015	$-	$-		$255,635		$255,535

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2015:

Derivative
Liability

Balance, December 31, 2014	$461,785
Transfers out Level 3 upon payoff of notes	(158,760)
Mark-to-market at March 31, 2015	(47,390)

Balance, March 31, 2015	$255,635

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 20% from December 31, 2014 to March 31, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of March 31, 2015 and December 31, 2014, the Company did not have any recorded unearned revenue.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

In 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, management recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0-.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Concentrations and Credit Risk

At March 31, 2015, three clients represented receivables of $106,276 (32%), $34,592 (10%) and $51,039 (15%).  At December 31, 2014, one client represented receivables of $99,506 (21%).  As of March 31, 2015 and December 31, 2013, allowance for doubtful accounts was $164,508 and $42,000, respectively.

The Company had three clients accounting for 16.19%, 21.54% and 21.27%; (total of 59.00%) of total revenues for the three months ended March 31, 2015, respectively, and had one client accounting for 78.61% of total revenues for the three months ended March 31, 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC. was identified as the acquiring entity and Unified Signal, Inc. (formerly DataJack Inc.) as the acquired entity.    Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC. and its subsidiaries alone. The financial statements for the three months ended March 31, 2014 include the operations and cash flows of TelBill and its subsidiaries.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $6,217,849 has been allocated as follows:

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Three months ended, 2014

Total revenues	$2,168,437
Net loss	(1,787,638)
Basic and diluted net loss per common share	$(0.06)

At December 31, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, management recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0-.  The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $126,439 for the three months ended March 31, 2015, respectively. As of March 31, 2015, the Company has reported an accumulated deficit of $9,116,692 and a working capital deficit of $844,839, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2015 and December 31, 2014, respectively, property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014

Computers and equipment	$18,696	$18,696
Software	396,978	396,978
Total	415,674	415,674
Less accumulated depreciation	(91,563)	(66,924)
Total	$324,111	$348,750

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $24,639 and $-0-, respectively.

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC. the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three months ended March 31, 2015, the Company amortized $16,667 current period operations.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, related party advances were $163,500 and $200,000, respectively.

On January 7, 2015, the Company issued 150,000 shares of its common stock in settlement of $36,500 outstanding debt assigned by related party.  In connection with the settlement, the Company recognized $8,000 gain on settlement of debt.

NOTE 8 – NOTES PAYABLE

At March 31, 2015 and December 31, 2014, notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

Promissory notes payable - shareholders	$65,000	$65,000
Convertible note payable-JMJ Financial	43,174	78,174
Convertible note payable-St George	-	50,000
CGL Interests Note	98,696	108,696
Note payable-Jensen	-	32,500
Note payable – LG Capital	69,346	21,917
Total notes payable	276,216	356,287
Less current portion of notes payable	(276,216)	(356,287)

Noncurrent portion of notes payable	$-	$

Promissory Notes Payable - Shareholders

As of March 31, 2015 and December 31, 2015, the Company had short-term unsecured promissory notes from various shareholders totaling $65,000. These unsecured advances do not accrue interest.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Final settlement was reached whereby the Company will pay St. George Investments a series of 14 payments, on the 15th and 30th of each month for the next 7 months beginning in August 2014.  As of March 31, 2015, the St George note was paid in full.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

If CGL advances funds to the Company on a particular MVNO, the Company must pay back these funds at 100% monthly royalty fee until tranche is repaid.  If a particular advance is note repaid within 12 months, the Company must pay back over 12 months from general profits.

The Company’s Chief Executive Officer, Paris Holt, has provided a personal guarantee

Note payable-Jenson

On March 19, 2013, the Company issued a promissory note for $50,000, initially due April 1, 2014 with interest at 7% per annum.  The remaining unpaid balance at December 31, 2014 was $32,500.

On January 2, 2015, the Company issued 130,000 shares of its common stock in settlement of the remaining balance.  In connection with the settlement, the Company recognized a gain on settlement of debt of $7,800.

Note Payable – LG Capital

On January 17, 2012, the Company’s acquired subsidiary (See Note 3) entered into a $55,000, 8% note payable with Mr. Anthony Gallo. On June 19, 2013, this note was assigned to LG Capital.  The principal and interest of the note is due and payable on March 19, 2014.  LG Capital Funding can convert the loan for common stock at a conversion price of 45% of the market price which is calculated utilizing the two lowest trading places. LG Capital has converted a total of $17,654, leaving a balance of $37,346 including accrued interest of $10,083.

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places.  LG Capital converted a total of $12,090 of accrued interest and principal amounts during the year ended December 31, 2013 for 109,649 shares.  At March 31, 2015, the outstanding balance due on this note is $21,917.

The total outstanding principal balances due to LG Capital on both notes as of March 31, 2015 is $69,346 inclusive of default costs.

NOTE 9 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of March 31, 2015 and December 31, 2014, the legal settlement obligation was $31,500.   These settlement agreements have yet to be fully consummated and are recorded at full value until the transaction is completed.

NOTE 10 – DERIVATIVE LIABILITIES

The Company’s LG Capital and JMJ Financial Note (the “JMJ Note”) can be converted into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note and (b) at a conversion price of 51% and 45% of the market price which is calculated utilizing the two lowest trading places for the LG Capital note .

The Company has identified the embedded derivatives related to these convertible notes. These embedded derivatives included certain conversion features and reset provisions, requiring the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to fair value as of each subsequent reporting date.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

At March 31, 2015, the Company marked to market the fair values of these debt derivatives and determined a fair value of $255,635. The Company recorded a gain from change in fair value of debt derivatives of $47,390 for the three months ended March 31, 2015. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 345.38%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

NOTE 11 – STOCKHOLDERS’ DEFICIT

In January 2015, 150,000 shares were issued to convert approximately $32,500 of debt into restricted stock

In February 2015, 130,000 shares were issued to convert approximately $36,500 of debt into restricted stock

As of March 31, 2015 the Company has $452,000 in common stock subscriptions in connection with approximately 1,940,715 shares to be issued.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

In April 2015, the Company issued an aggregate of 1,123,215 shares of its common stock in connection with previously received common stock subscriptions.

In May 2015, the Company issued an aggregate of 817,500 shares of its common stock in connection with previously received common stock subscriptions.

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

When used in this quarterly report, the terms the “Company,” “Unified Signal,” “we,” “our,” and “us” refers to Unified Signal, Inc., a Nevada corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements included herein.

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

From June to December 2014, there was substantial clean-up work we had to complete.  The legacy acquired company was losing over $100,000 per month.  Our first objective post acquisition, was to restructure the public company and turn the division into a profitable entity.  We officially changed the name of the public company to Unified Signal (ticker symbol: UNSI).  The company, from an operations standpoint, is currently cash flow positive. In addition, the company has paid down most of its outstanding debt, and expects to be debt free by end of Q3 2015.  The combined companies then went about integrating the acquired company’s code, into the Unified Signal code base, and re-launched the system into Unified Signal’s hosting facility as well as sold the acquired subscriber base to provide additional working capital to make the changes necessary to reorganize the company.

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

The company now has over 22 MVNO clients which we believe could substantially increase our customer base and revenue stream.

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

Results of Operations for the Three Months ended March 31, 2015 as compared to the three months ended March 31, 2014

Revenues

Our revenues for the three months ended March 31, 2015 and 2014 were $453,182 and $1,883,196, respectively. During the three months ended March 31, 2014, we reported revenue of $1,450,480 from one large contract of $1,450,480.  Excluding revenue from last year’s Go4Yu contract, our revenues are up $20,466 or 5% year over year.  We also continue to grow and expand our core business lines and in the process of implementing the 7 MVNOs that we brought on in 4th Qtr 2014.

Operating Expenses

Operating expenses were $605,382 and $1,611,311 for the three months ended March 31, 2015 and 2014, respectively.

Software costs were $16,469 and $1,258,369 for the three months ended March 31, 2015 and 2014, respectively.  Embedded in the 2014 number was approximately $1,130,000 costs associated with the above described revenue.

Hosting and software costs are up by $14,891 or 81% to $33,362 over last year’s costs of $18,471.  The differences in costs are related to increased growth.

Carrier costs were $188,203 and $228,624 for the three months ended March 31, 2015 and 2014, respectively, down $40,421 or 18% due to additional wholesale cost optimization strategies that the company has deployed.

Customer service is up by $15,482 to $16,513 for the current period as compared to $1,031 for the three months ended March 31, 2014 primarily due to the companies increased subscriber base.

General and administrative (“G&A”) expenses were $309,529 and $104,817 for the three months ended March 31, 2015 and 2014, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Depreciation and amortization were $41,306 for the three months ended March 31, 2015 as compared to $-0- for the same period last year.  The associated assets depreciating/amortizing were acquired with our reverse merger in June 2014.

Other Income and Expense

Other income and expenses were comprised of gain on change in derivative liabilities of $47,390 and gain on settlement of debt of $15,800, net with non-cash interest of $37,429 for the three months ended March 31, 2015 compared to $-0- for the three months ended March 31, 2014.

Net Loss

The increases in operating expenses since our completed merger attributed to our net loss of $126,439 for the three months ended March 31, 2015, compared to a net income of $271,885 for the same period in 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $90,109 at March 31, 2015. Our net cash used in operating activities for the three months ended March 31, 2015 was $113,194 due primarily to our net loss during this period, offset by non-cash adjustments.

Our primary sources of funding for the three months ended March 31, 2015 have been proceeds of $179,500 from common stock subscriptions, net of note repayments of $85,000.

At March 31, 2015, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers.

The Company had net working capital deficit of $844,839 as of March 31, 2015.  This deficit was due to legacy DataJack AP and debt .  The Company intends to continue to focus on increasing its subscriber base and cash flow from operations by focusing its sales activities on converting and migrating existing MVNOs onto the company’s billing and operating system.  Because of the legacy liabilities assumed from the DataJack acquisition, our anticipated cash flows from operations for 2nd quarter will be slightly insufficient to satisfy our ongoing capital requirements.  The company is however cash flow positive from normal operations.

  We are currently seeking additional capital to grow our business and settle the past obligations assumed from the acquisition.  We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We intend to generate future profitability and seek new sources or methods of financing or revenue to pursue our business strategies and pay off all legacy debt holders.  However, there can be no certainty that we will be successful in this strategy.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2015.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the issued Notes.  These embedded derivatives included in our debt contain certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of certain notes and to fair value as of each subsequent reporting date.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of March 31, 2015 and December 31, 2014, the Company did not have any recorded unearned revenue.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. The Company’s common shares issued as additional compensation and for consulting services have been valued at the shares’ exchange-quoted market prices at their respective dates of issuance or commitment. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer principal Financial Officer concluded that, as of March 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None

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

DATAJACK, INC.

Dated: May 20, 2015	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer