Form 10-Q
period 2015-06-30
Unified Signal, Inc.
filed 2015-08-19
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

800-884-4131
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 19, 2015 is 67,176,643.

UNIFIED SIGNAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$162,318	$108,803
Accounts receivable	207,094	219,017
Total current assets	369,412	327,820

Property and equipment, net	299,471	348,750

Restricted cash	150,000	150,000
Customer lists, net	127,778	161,111
Total other assets	277,778	311,111

Total assets	$946,661	$987,681

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$229,945	$429,414
Advances from related parties	264,921	200,000
Notes payable, current portion	277,603	356,287
Legal Settlement Reserves	25,000	31,500
Derivative liability	186,013	461,785
Total current liabilities	983,482	1,478,986

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 67,176,643 and 65,366,928 shares issued and 67,176,643 and 64,491,928 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	67,177	65,367
Additional paid in capital	9,171,210	8,187,081
Common stock subscription	-	272,500
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(9,249,208)	(8,990,253)
Total shareholders' deficit	(36,821)	(491,305)

Total liabilities and shareholders' deficit	$946,661	$987,681

UNIFIED SIGNAL, INC.
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$531,955	$337,650	$985,137	$2,220,846

Operating expenses:
Software licenses	12,543	139,683	29,012	1,412,268
Hosting and other software costs	47,096	166,323	80,458	166,323
Carrier costs	199,208	77,245	387,411	309,919
Customer service	45,013	7,798	61,526	8,002
General and administrative expenses	271,090	303,811	580,619	409,659
Impairment of Goodwill	-	5,764,840	-	5,764,840
Depreciation and amortization	41,306	24,713	82,612	24,713
Total operating expenses	616,256	6,484,413	1,221,638	8,095,724

Loss from operations	(84,301)	(6,146,763)	(236,501)	(5,874,878)

Other income (expense):
Interest expense	(37,921)	(50,831)	(75,350)	(50,831)
Gain (Loss) on change in derivative liability	(16,794)	490	30,596	490
Gain on settlement of debt	6,500	10	22,300	10
Total other income, net	(48,215)	(50,331)	(22,454)	(50,331)

(Loss) Income before income taxes	(132,516)	(6,197,094)	(258,955)	(5,925,209)

Income taxes	-	-	-	-

Net (loss) income	$(132,516)	$(6,197,094)	$(258,955)	$(5,925,209)

(Loss) income per common share, basic	$(0.00)	$(0.16)	$(0.00)	$(0.17)

(Loss) income per common share, diluted	$(0.00)	$(0.16)	$(0.00)	$(0.17)

Weighted average number of shares outstanding-basic and diluted	66,422,419	37,878,864	66,029,578	34,259,540

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2015

	Common stock		Additional Paid-in	Common Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)
Common stock issued in settlement of debt	521,600	522	238,547	-	-	-	239,069
Re-class derivative liability to equity upon convertible note payoff	-	-	294,870	-	-	-	294,870
Issuance of common stock	1,288,115	1,288	450,712	(272,500)	-	-	179,500
Net loss	-	-	-	-	-	(258,955)	(258,955)
Balance, June 30, 2015 (unaudited)	67,176,643	$67,177	$9,171,210	$-	$(26,000)	$(9,249,208)	$(36,821)

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(258,955)	$(5,925,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,612	98,787
Non-cash compensation	-	82,740
Related party advances	-	12,054
Impairment of Goodwill	-	5,764,840
Common stock issued for loan extension	-	50,000
Bad debt expense	153,273	-
Non cash interest	64,921	-
Gain on settlement of debt	(15,800)	-
Change in fair value of derivative liability	19,098	(490)
Changes in operating assets and liabilities:
Inventory	-	4,935
Prepaid expenses	-	15,572
Accounts receivable	(141,350)	(104,224)
Accounts payable	(53,894)	46,937
Net cash used in operating activities	(150,095)	45,942

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit from sale of rights	-	100,000
Cash received from acquisition of DataJack, Inc.	-	351
Net cash provided by investing activities	-	100,351

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	288,610	100,000
Repayments of notes payable	(85,000)	28,036
Distributions, net of contributions	-	(142,128)
Net cash provided by (used in) financing activities	203,610	(14,092)

Net increase (decrease) in cash and cash equivalents	53,515	132,201

Cash and cash equivalents at beginning of period	108,803	161,498
Cash and cash equivalents at end of period	$162,318	$293,699

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$53,200	$497,100
Issuance of stock for settlement of obligation due related party	$-	$547,500
Issuance of common stock for reverse acquisition	$-	$6,267,850

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND BUSINESS

Unified Signal, Inc. (together with its consolidated subsidiaries—TelBill Holdings, LLC, (“TelBill” and WQN, Inc. (“WQN”) or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform, which enables companies in virtually any industry sector to launch cellular, as well as other telecom services, using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

On November 27, 2014, the Company changed its name to Unified Signal from DataJack, Inc. In addition, effective November 27, 2014, and in conjunction with the name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from DJAK.OB to UNSI.OB.

Basis of Presentation (Reverse-Acquisition)
On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal, Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting, the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value, and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the consolidated financial statements and related footnote disclosures presented for the period prior to the merger are those of TelBill and its subsidiaries alone. The financial statements for the three months ended March 31, 2014 include the operations and cash flows of TelBill and its subsidiaries.

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

The accompanying financial statements present, on a consolidated basis, the accounts of Unified Signal, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the fair value of goodwill, customer lists, equity based compensation, derivative liabilities and revenue recognition.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $25,000 and $42,000, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company does not believe it has any material unrecognized income tax positions.

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents, such as shares issuable on debt conversion, are excluded from the computation if their effect is anti-dilutive.  There were no common stock equivalents for the six months ended June 30, 2015.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Fair Value Measurements
ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal, or most advantageous market, in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items:

	Level 1	Level 2	Level 3	Total

Derivative liability as of December 31, 2014	$-	$-	$461,785	$461,785

Derivative liability as of June 30, 2015	$-	$-	$186,013	$186,013

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2015:

Derivative
Liability

Balance, December 31, 2014	$461,785
Transfers out Level 3 upon payoff of notes	(284,870)
Mark-to-market at June 30, 2015	(19,098)

Balance, June 30, 2015	$186,013

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased by 33% from December 31, 2014 to June 30, 2015. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Revenue Recognition
The Company follows the guidance in Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 states that revenue is realized or realizable, and earned, when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenues are primarily derived from fees charged to transmit voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of June 30, 2015 and December 31, 2014, the Company did not have any recorded unearned revenue.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

In 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective date. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, management recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014, to write off the full value of the goodwill carrying amount.

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

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction, and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Concentrations and Credit Risk
At June 30, 2015, five clients represented receivables of $24,014 (10%), $21,794 (9.4%), $21,184 (9.1%), and two clients at $20,000 (8.62%) each. At December 31, 2014, one client represented receivables of $99,506 (21%).  As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $25,000 and $42,000, respectively.

The Company had three clients accounting for 59% of total revenues for the six months ended June 30, 2015, respectively, and had one client accounting for 79% of total revenues for the six months ended June 30, 2014.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

NOTE 3 – BUSINESS COMBINATION

On June 4, 2014, Unified Signal, Inc. completed an acquisition (the "merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill Holdings, LLC (dba Unified Signal) dated as of June 4, 2014.

The  Company acquired  TelBill in exchange for the  following:  (i) 30,600,000 shares of Registrant's common stock, par value $0.001 ("Common Stock") to Mr. Holt,  (ii) the  reservation  of an  additional  5,400,000  shares of the Company’s  Common Stock to be  allocated  as warrants to the  employees of the Company  and (iii) a one-time  "true-up"  to Mr. Holt for the period of eighteen months  after the Closing  Date in the event the  Registrant  raises  additional capital  such that  Seller  shall own not less than 51% of the  Registrant  on a fully-diluted basis  (collectively,  the "Purchase Price").

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC was identified as the acquiring entity and Unified Signal, Inc. as the acquired entity. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC and its subsidiaries alone. The financial statements for the six months ended June 30, 2015 include the operations and cash flows of TelBill and its subsidiaries.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

In accordance with the merger, each TelBill Holdings, LLC member received, in exchange for each membership interest of TelBill Holdings, LLC common stock held, or deemed to be held by such member immediately prior to the closing of the merger on June 4, 2014, one membership interest of TelBill Holdings, LLC, resulting in TelBill Holdings, LLC members owning approximately 55.5% of the shares of the combined company.  A total of 24,491,728 shares of common stock were issued in connection with this exchange.

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

Pro forma results

The following results set forth the unaudited pro forma results of the Company as if the acquisition of DataJack, Inc. had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Six months ended, 2014

Total revenues	$2,220,846
Net loss	(5,925,209)
Basic and diluted net loss per common share	$(0.17)

NOTE 4 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $132,576 and $258,955 for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the Company has reported an accumulated deficit of $9,249,208 and a working capital deficit of $614,070, and has been dependent on issuances of debt and equity instruments to fund its operations.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At June 30, 2015 and December 31, 2014, respectively, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014

Computers and equipment	$18,696	$18,696
Software	396,978	396,978
Subtotal	415,674	415,674
Less accumulated depreciation	(116,202)	(66,924)
Total	$299,472	$348,750

Depreciation expense for the three and six month periods ended June 30, 2015, amounted to $24,639 and $49,279, respectively. There was no depreciation expense for the three and six month periods ending June 30, 2014.

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC., the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three and six month periods ended June 30, 2015, the Company amortized $16,667 and $33,334 of expense into current period operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, related party advances were $264,921 and $200,000, respectively.

On January 7, 2015, the Company issued 150,000 shares of its common stock in settlement of $36,500 outstanding debt assigned by related party.  In connection with the settlement, the Company recognized $8,000 gain on settlement of debt.

NOTE 8 – NOTES PAYABLE

At June 30, 2015 and December 31, 2014, notes payable consisted of the following:

	June 30, 2015	December 31, 2014

Promissory notes payable – shareholders	$65,000	$65,000
Convertible note payable – JMJ Financial	43,174	78,174
Convertible note payable – St George	-	50,000
CGL Interests note	98,696	108,696
Note payable – Jensen	-	32,500
Note payable – LG Capital	70,733	21,917
Total notes payable	277,603	356,287
Less current portion of notes payable	(277,603)	(356,287)

Noncurrent portion of notes payable	$-	$-

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Promissory Notes Payable - Shareholders

As of June 30, 2015 and December 31, 2014, the Company had short-term unsecured promissory notes from various shareholders totaling $65,000. These unsecured advances do not accrue interest.

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

On February 11, 2015, the Company entered into a new legal settlement agreement in response to the litigation between the Company’s acquired subsidiary and JMJ Financial. Per the terms of the settlement agreement the Company is required to make a payment of $25,000 prior to February 28, 2015 followed by five (5) monthly payments of $10,000 due on the last day of each month thereafter and a final payment of $3,174 due on the last day of the sixth month.

The company, as per the stipulated settlement agreement made the first payment of $25,000 at the time of the signing of the stipulated settlement, and made one additional payment of $10,000 during the six month period ending June 30, 2014. There is a remaining balance of $43,174 owed to JMJ Financial as of June 30, 2015. The Company believes the stipulated settlement agreement has eliminated the debt-to-equity conversion rights available to JMJ Financial that were previously embedded in the JMJ Note; and thus the Company has reduced the derivative liability and increased additional paid-in capital by $86,416 as of June 30, 2015 to reflect this change.

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

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Per the terms of the litigation discussed in Note 12, final settlement was reached whereby the Company will pay St. George Investments a series of 14 payments, on the 15th and 30th of each month for the next 7 months beginning in August 2014.  As of June 30, 2015, the St George note was paid in full.

CGL Interest, LLC - Note

On September 9, 2013, the Company entered into a noninterest bearing loan agreement for up to $200,000 with CGL Interest, LLC (“CGL”). The CGL note payable is intended to assist the Company finance the onboarding and implementation for certain of the Company’s new mobile virtual network operators (“MVNO”). Terms of the advance require periodic monthly payments equal to 15% of the Company’s MVNO royalty fee for each new subscriber financed by CGL, with no cap or time limitation. In addition, CGL will receive its own MVNO network at no additional cost.

If CGL advances funds to the Company on a particular MVNO, the Company must pay back these funds at a payment amount equal to 100% of the monthly royalty fee until such advance is repaid.  If due to insufficient volume, a particular advance is not repaid from the MVNO royalty fees within 12 months, the Company must repay the advance over the following 12 months from the Company’s operations or other financing sources. As more fully described in Note 12, subsequent to period end, the Company entered into a debt settlement agreement with CGL whereby this note was paid in full.

The Company’s Chief Executive Officer, Paris Holt, has provided a personal guarantee.

Note payable-Jensen

On March 19, 2013, the Company issued a promissory note for $50,000, initially due April 1, 2014 with interest at 7% per annum.  The remaining unpaid balance at December 31, 2014 was $32,500.

On January 2, 2015, the Company issued 130,000 shares of its common stock in full settlement of the remaining balance.  In connection with the settlement, the Company recognized a gain on settlement of debt of $7,800.

Note Payable – LG Capital Funding

There are two notes payable to LG Capital Funding. One note originated with Mr. Anthony Gallo and was assigned to LG Capital Funding. The original date was January 17, 2012, with a principal balance of $55,000 and interest at 8%.

On June 19, 2013, this note was assigned to LG Capital. The maturity date was March 19, 2014; the note had a conversion trigger which was set at the mean of the two lowest trading prices over the previous ten day trading period, and applying a 45% discount to that mean, to arrive at the conversion price. No payments have been made on this note as of this date.  The note is unguaranteed.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note was due and payable on March 19, 2014.  The note has a conversion feature that permits LG Capital Funding to convert the loan for common stock at a conversion price of 51% of the market price, which is calculated utilizing the two lowest trading prices.  LG Capital Funding converted a total of $17,654 of accrued interest and principal during the year ended December 31, 2013 for 109,649 shares of the Company’s common stock. The note is unguaranteed.

The combined outstanding principal and interest owing to LG Capital Funding on both notes as of June 30, 2015 is $70,733.

NOTE 9 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into debt settlement agreements with various note holders, former employees and vendors. The legal settlement obligations are unsecured and noninterest bearing and without any equity conversion rights. As of June 30, 2015, and December 31, 2014, the legal settlement obligations amounted to $25,000 and $31,500, respectively. These legal settlement obligations have yet to be fully consummated and accordingly, are recorded at full value until the final negotiations for the settlement are completed.

NOTE 10 – DERIVATIVE LIABILITIES

As described in Note 8, the Company’s notes payable to LG Capital and JMJ Financial include embedded options that permit them to convert into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note and (b) at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places for the LG Capital note. These equity features and reset provisions represent embedded derivatives that require the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to periodically re-measure and adjust the fair value of the derivatives as of each subsequent reporting date.

At December 31, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $461,785. The Company recorded a loss from change in fair value of debt derivatives of $1,537 for the year ended December 31, 2014. The fair values of the embedded derivatives were determined at December 31, 2014, using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 396.18%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.15 per share.

At June 30, 2015, the Company re-measured the fair values of these debt derivatives and estimated a fair value of $186,013. The Company recorded a gain from the change in fair value of debt derivatives of $30,596 for the six months ending June 30, 2015, and a loss of $16,794 for the three months ended June 30, 2015. The fair values of the embedded derivatives were determined at June 30, 2015, using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 58.35%, (3) weighted average risk-free interest rate of 0.27%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.20 per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business and in connection with the settlement of various operating and financing obligations, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range. As of the date of this filing, the Company is not currently involved in or aware of any pending or threatened litigation.

UNIFIED SIGNAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 12 – SUBSEQUENT EVENTS

Settlement of CGL Interests, LLC – Note Payable

On July 24, 2015, the Company and CGL agreed to settle the outstanding note payable of $98,696 under the following terms and conditions:

Unified Signal will issue 50,000 restricted common shares to CGL Interests, LLC, where the restriction shall be lifted after six (6) months and the shares shall become automatically vested (fully and completely). In addition:

1.	Unified Signal will pay to CGL Interests, LLC the January 2015 through June 2015 “Chit Chat revenue residuals” in the amount of $.0375 per active customer per month and,

2.	CGL Interests, LLC will convert all of its outstanding debt into one (1) million shares of Unified Signal restricted common stock at a price of $0.098696 per share.

The settlement terms also provide Unified Signal the option to re-purchase 800,000 of the one (1) million shares from CGL beginning at the end of six (6) months from the date of the agreement, based upon certain pre-determined prices as agreed to by the parties.

InterMar Asset Acquisition

On July 5, 2015, Unified Signal acquired certain assets (but not the Excluded Assets) of InterMar, LLC (“InterMar”) including its 50,000 retail Points of Distribution and all related intellectual property, software, intangibles, contracts, rights, interests, and claims. Terms of the asset purchase include both a fixed amount to be paid in the form of common stock warrants and the assumption of specified contract obligations, and a variable component based on new customer activation. The acquisition requires the Company to issue up to 2,000,000 warrants to InterMar at a strike price of $0.25 per share, according to the following vesting schedule:

1.	10% (or 200,000 warrants) upon activation of one (1) customer through the acquired distribution channel.

2.
10% (or 200,000 warrants) upon activation of an additional 100,000 customers, and the remaining warrants in similar 10% blocks of 200,000 warrants for each additional block of 100,000 new customers activated; until all 2,000,000 warrants have been issued.

The Company has determined that the first block of 200,000 warrants from the fixed component of the purchase price should be used to establish the fair value of the acquired assets and assumed obligations and the remaining block of 1.8 million warrants and the variable component of the purchase price is determined to be, in substance, compensation for the future services of InterMar’s executives who will be working for the Company under separate consulting agreements.

The fair values of the assets acquired and the liabilities assumed at the date of acquisition has been allocated to other intangible assets. The fair value of the assets acquired was determined assuming the initial block of 200,000 warrants were issued on the purchase date. There is no intrinsic value associated with the warrants on the issue date and the estimated fair value was $36,700. The remaining 1,800,000 warrants are tied to InterMar’s future performance commitment, thus the value of the performance warrants will be reflected in future periods. The fair values of the warrants were determined using Black Sholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 356%, (3) weighted average risk-free interest rate of 0.27%, (4) expected life of 5 years, and (5) estimated fair value of the Company’s common stock of $0.20 per share.

For the variable portion of the asset purchase agreement, the Company will pay InterMar $0.20 per active customer on a monthly basis. With respect to the variable monthly payments owing to InterMar, the Company also issued InterMar an alternative payment option wherein InterMar may receive warrants as payment in lieu of cash or other forms of consideration; for up to 50% of the monthly payment amount. These warrants, if issued at the option of InterMar, will be issued with a minimum strike price of $0.25. This payment alternative in limited to 3.5% of the total outstanding shares of the Company.

The Company pursued the asset purchase because InterMar is a strategic sales, marketing, and distribution company with an executive management team that focused on consumer, ethnic, and unbanked markets since 1999. InterMar services over 50,000 retail points of distribution east of the Mississippi.

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

Overview

Unified Signal, Inc., (formerly DataJack, Inc. and formerly Quamtel, Inc.) (“DataJack,” “we,” “us,” “our” or the “Company”), incorporated in 1999 under the laws of Nevada, is a communications company offering a comprehensive range of mobile broadband products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our mobile broadband services. Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “UNSI.”

Unified Signal is primarily a wireless communications service provider that obtains bulk access to wireless network infrastructure owned by the major wireless carries or other host network operators, and then resells that access to wholesale distributors (Mobile Virtual Network Operators of “MVNO’s” and Mobile Virtual Network Enablers or “MVNE’s”). The Company also owns its own proprietary software that provides the backroom customer service and billing support systems to its MVNO and MVNE clients as a component of its services.

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

Unified Signal’s aim is to allow its customers to cost efficiently enable their clients (MVNOs, MVNEs, wireless carriers, CLECS, Cable companies, LD companies, and spectrum holders) the ability to resell and launch a variety of telecom services to their customers.  Unified Signal also aggregates US and international wireless carriers, US and International ILD termination, and other service offerings to provide its clients a complete, end-to-end telecom buying solution.  Unified Signal clients have ONE SOURCE and one API suite for access to all Unified Signal technology, and telecom offerings.

Unified Signal has combined 50 key industry technology innovators to create a complete telecom resale solution.  These Unified Signal technologists are all successful industry leaders in their respective market segments.  Each technologist brings a key expertise that has enhanced the technology and infrastructure of Unified Signal.  The founders of Unified Signal have used feedback from over 100 MVNOs and 5 MVNEs to refine its product offerings and create a platform that provides core Billing and CRM (customer relations management) functionality that rivals any in the industry.

Unified Signal’s turnkey SaaS (software as a service) system allows its clients to provision services with all its technology providers including carrier audit and carrier CDR remediation for Pre and Post-Paid Cellular, VOIP, Internet, Long Distance, and now even mobile commerce.  The system is completely rules based, which allows for much greater speed of integration and customization than other competitors.  Unified Signal can enable its clients to access any of the Company’s carriers in only 4-6 weeks so the Company’s clients can sell privately branded telecommunications services to their own customers.  The Unified Signal’s billing and operating (BSS/OSS) infrastructure has activated over 2 million customers and has been used in the industry for over 15 years.

Products and Services

Unified Signal, Inc. (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill” and WQN, Inc. (“WQN”) or the “Company”), DataJack Inc., is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.

Unified Signal (www.unifiedsignal.com) is a SaaS (software as a service) based billing and back office solution, which enables companies in virtually any industry sector to resell cellular service as well as other telecom services, using their existing brand.  Unified Signal’s turnkey telecom billing solution allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and now even mobile commerce.  Unified Signal’s technology infrastructure allows its clients to implement faster, have much more control of the system, and is far more cost efficient than other competing billing and back office systems.  Unified Signal has successfully integrated with all major U.S. carriers, which has never been completed by any other U.S. mobile wireless billing company.  Unified Signal also enables its clients to private label their own “PayPal” type services including a full mobile wallet linked to a prepaid debit card.

In the 2nd quarter of 2014, Unified Signal completed its 4th carrier integration.  The company also launched the first of its kind cross carrier family, friend, business share plans.

In June 2014, we completed an acquisition (the "Merger") of TelBill Holdings, LLC, which allowed the two companies to combine and merge technologies. Unified Signal was an industry enabler for data only MVNO’s. There was strong synergy between TelBill Holdings, LLC and Unified Signal, as historically Unified Signal has not offered data only enablement services; however, the telecom industry as a whole is becoming very data centric. Unified Signal’s strengths were immediately enhanced by the acquisition of the DataJack software, back office infrastructure, and personnel. The synergies are enhanced by combining the two technologies and the integration of both teams.  Unified Signal brought the billing system, supplier eco system, as well as 19 live revenue producing clients.  It also brought a significant sales pipeline of fortune 500 companies that also need combined voice and data only services.

From June to December 2014, there was substantial clean-up work we had to complete.  DataJack, Inc. was losing over $100,000 per month.  Our first objective, post-acquisition, was to restructure the public company and turn it into a profitable division.  We officially changed the company name to Unified Signal (ticker symbol: UNSI).  The company, from an operations standpoint, is currently cash flow positive. In addition, the company has paid down most of its outstanding debt, and expects to be debt free by end of Q4 2015. The combined companies then went about integrating the acquired company’s code, into the Unified Signal code base, and re-launched the system into Unified Signal’s hosting facility, as well as sold the acquired subscriber base to provide additional working capital to make the changes necessary to reorganize the company.

The combined entity then converted approximately 85% of the acquired company’s $3.8 million in debt, into equity, and created payment plan(s) with many of the remaining debt holders.

The company has since been paying down on the remaining unconverted debt and currently has less than $280,000 of debt remaining on the books.  The company expects to pay off all of the debt by end of Q4 2015.

The company now has over 21 MVNO clients which we believe could substantially increase our customer base and revenue stream.

Mobile Virtual Network Enabler (Enabling multiple services through its secure infrastructure)

Unified Signal is a SaaS (software as a service) based billing and back office solution, which enables companies in virtually any industry sector to resell cellular service, as well as other telecom services, using their existing brand.  Unified Signal’s turnkey telecom billing solution allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and now even mobile commerce.

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

The Product and Services Line-up

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

The Unified Signal system provides its clients with all the tools necessary to manage and grow their business including:  carrier activations, credit checks, phone procurement and fulfillment, rating and billing (both online or paper bills), customer service, strategic and tactical reporting, taxing, carrier wholesale bill QA, and a feedback / development loop that helps telecom resellers stay on the cutting edge of technology.  In addition, Unified Signal's consulting side of the house helps create rate plans, branding and logos, marketing materials and helps to procure and provision inventory.  Unified Signal also offers an internal highly trained customer service team to support its clients

Unified Signal has been able to successfully automate the client provisioning process and customer procurement process and can cost efficiently bring to market and support its clients in several different facets across the telecom and mobile wallet services.  Unified Signal’s level of automation dramatically increases the profitability for its clients and, more importantly, dramatically increases customer satisfaction by virtually eliminating billing errors and other back office issues solution that would fill the gaping hole in the billing / CRM space for a cost effective, fully automated, customizable billing system to support the resale of all communications services from activation through customer service.

MVNOs alone now account for over 25% of wireless customers in the US including companies like Tracfone, Virgin Mobile, Boost, Qwest, Wal-Mart Mobile and approximately 100 plus others, which make up the 20 year old industry.  Due to increased spectrum, decreasing wholesale rates and increased competition, the MVNO industry is expanding and Unified Signal is now positioned into becoming one of the leading technology enablers in the US with plans to expand that internationally.  VNO (Virtual Network Operator) clients can achieve profits of $15-$20 per customer, per month, with an average customer life cycle of 18-24 months.  This creates customer profitability ranging from $270-$480 per subscriber and ASP MVNEs can generate $2-$3 per customer per month netting $36 to $72 per subscriber.

MyTime Wireless Launch – A Company Owned MVNO

The strategy behind the InterMar asset acquisition is to create a new MVNO brand of cellular service which would be owned and operated by Unified Signal and distributed into the InterMar distribution channel. As an MVNE, Unified Signal only accrues revenue of $1.50 to $2.25 per customer per month and only nets $0.50 per customer per month in profit. But Unified Signal’s new MVNO, which it calls MyTime Wireless (www.mytimewireless.com) will achieve an estimated $40-$45 revenue per customer per month on average, and is targeting an increase in net profit per customer to an estimated $5 per customer per month.

MyTime Wireless’ target market is the ethnic communities in the larger metropolitan cities on the east coast. The product bundles $5 of international long distance calling into each rate plan every month, as well as a FREE prepaid debit card. International long distance calling rates have been priced slightly above cost, which translates into retail rates that are far below anything customers have ever seen in the prepaid calling card marketplace. These low calling rates allow people living in the US the ability to call family and friends or anyone in other countries at a fraction of the cost they are paying today. The MyTime Wireless product set also allows its customers to move money to friends, family, or even business associates in foreign locations for free, as compared to a typical 10% to 15% transaction fee.

Mobile Commerce Product Suite

Additionally, Unified Signal plans to launch its Mobile Commerce Platform Services which will provide enablement software, allowing its clients to offer highly secure mobile commerce and payment solutions to their end customers.  The strategy is to create software to more efficiently link people across the US and around the world to have easy access, and transact, with their money, through their mobile phones.

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

The Unified Signal Mobile Wallet product enablement suite is comprised of 2 core feature sets that service the banked and unbanked market segment.

Mobile Wallet “mWallet” Program (Virtual Savings Account: This product set is a simple private label PayPal type of service where customers can load money via cash, credit card, US checking/savings account, and receive money from other mWallet users. Customers can move funds off their account to any US checking/savings account, to other mWallet users, make ILD calls, pay for their wireless services, or move money to their private label Debit MasterCard or companion card. The Company has approximately $83,000 of mobile wallet deposits as of June 30, 2015.

Debit MasterCard Program (Virtual Checking Account): Customers can choose to add on an optional prepaid Debit MasterCard which provides them access to domestic and International ATM networks as well as sue anywhere MasterCard is accepted. Money can be FREELY moved from their mWallet account to their Debit MasterCard in real time and all by using a state of the art data app. Customers can order a companion debit MasterCard and mail that card to loved ones abroad. Once they have that companion card, money can be freely moved from the mWallet to the companion card in real time, and again, for FREE. Family members can use the card anywhere MasterCard is accepted and/or take our funds at virtually any ATM.

Our customer care professionals continue to improve customer experience, providing quality service with the goal of resolving customer issues and retaining a loyal customer base. We proactively address customers' needs, and we offer live, in-house call center phone support, online chat support, and email support.

Results of Operations for the Three Months ended June 30, 2015 as compared to the same period in 2014

Revenues

Our revenues for the three months ended June 30, 2015 and 2014, were $531,955 and $337,650, respectively. The increase is due to a higher volume of customers and subscribers in 2015 compared to 2014. We also continue to grow and expand our core business lines.

Operating Expenses

Operating expenses were $616,256 and $6,484,413 for the three months ended June 30, 2015 and 2014, respectively.

The biggest improvement period over period is that there were no impairment charges to goodwill or other long-lived assets during the three month period ending June 30, 2015; however goodwill impairment of $5,764,840 was recorded for the three month period ending June 30, 2014.  On June 3, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at June 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended June 30, 2014. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,674,840, net of tax, or $0.17 per share during the three months ended June 30, 2014, to write off the full carrying value. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Software license costs were only $12,543 vs. $139,683 for the three month period ending June 30, 2015 as compared to the same period in 2014.  The large reduction in cost resulted from savings in the nature and amount of software licenses required following the acquisition and focus of the Company on its core business line.

Similarly, application hosting and other software costs totaled $47,096 and $166,323 for the three month periods ending June 30, 2015 and 2014, respectively.  The lower costs for the three month period ending June 30, 2015 resulted from renegotiating data server contracts and from reducing the Company’s data storage requirements, both efficiencies gained from concentrating on the Company’s core business products and services.

Carrier costs were $199,208 and $77,245 for the three months ending June 30, 2015 and 2014, respectively.  The increase in this variable cost is attributable to the Company’s revenue growth.

Customer service costs amounted to $45,013 and $7,798 for the three months ending June 30, 2015 and 2014, respectively. The increase is related to a higher growth in sales and the addition of new customers.

Depreciation and amortization amount to $41,306 and $24, 713 for the three month period ending June 30, 2015 and 2014, respectively.  The increase in depreciation and amortization is the result of recognizing the systematic amortization charges for the fair value of acquired assets from the merger for a full three months during the three month period ending June 30, 2015 vs. less than one full month for the comparable period of 2014.

Other Income and Expense

Total other expenses, net of other income, amounted to $48,215 and $50,331 for the three months ending June 30, 2015 and 2014, respectively.  The primary elements of other expenses represent noncash interest charges on the Company’s outstanding debt; which has declined from $50,831 for the period ending June 30, 2014 to $37,921 for the same three month period ending June 30, 2015; a decrease of $12,910 or 25%.  Also contributing to the other cost totals is the additional loss on the fair value of the Company’s derivative liability totaling $16,794 for the three month period ended June 30, 2015 vs. a gain of $490 or the same period in 2014.  The additional cost for fair value adjustments is primarily due to increases in the value of the Company’s common stock; which adversely affects the derivative obligations under the debt to equity conversion instruments embedded in the Company’s notes payable.

Net Loss

The net loss amounted to $132,516 and $6,197,094 for the three month period ended June 30, 2015 and 2014, respectively.  The most significant improvement from 2014 to 2015 is that there were no impairment charges on the Company’s remaining long-lived assets for the three month period ending June 30, 2015 as compared to the same period in 2014.  In addition, as noted above total revenues are higher by $194,305 or 58% for the three month period ending June 30, 2015 when compared to the same period in 2014, and total operating expenses (excluding the impairment of goodwill) are also lower for the three month period ending June 30, 2015.  Total operating expenses excluding the impairment of goodwill were lower by $103,317 or 14% for the three months ended June 30, 2015 as compared to the same three month period in 2014.

The Company has not recorded any income tax benefit associated with the accumulated net operating losses.

Results of Operations for the Six Months ended June 30, 2015 as compared to the Six months ended June 30, 2014

Revenues

Our revenues for the six months ended June 30, 2015 and 2014 were $985,137 and $2,220,846, respectively. During the six months ended June 30, 2014, we reported revenue from one large contract of $1,450,480.  Excluding this one large contract, our revenues are up $214,771 or 28% year over year. We also continue to grow and expand our core business lines.

Operating Expenses

Operating expenses were $1,221,638 and $8,095,724 for the three months ended June 30, 2015 and 2014, respectively.

Software costs were $29,012 and $1,730,189 for the six months ended June 30, 2015 and 2014, respectively.  Embedded in the 2014 amount was approximately $1,130,000 of software costs associated with the above described one-time transaction.

Hosting and software costs have decreased from $85,865 or 52% to $80,458 over last year’s costs of $166,323.  The differences in costs relate to our changing product mix.

Carrier costs were $387,411 and $309,919 for the six months ended June 30, 2015 and 2014, respectively, an increase of $77,492 or 25% due to higher usage relative to and reflecting the overall increase in sales.

Customer service is up by $59,524 to $61,526 for the current period as compared to $8,002 for the six months ended June 30, 2014 primarily due to satisfaction issues in the current period, new customers, and higher sales volume period-over-period.

General and administrative (“G&A”) expenses were $580,619 and $409,659 for the six months ended June 30, 2015 and 2014, respectively.  The increase primarily from added support and costs associated with the growth of our core business.

Depreciation and amortization were $82,612 for the six months ended June 30, 2015 as compared to $24,713 for the same period last year.  The associated assets depreciating/amortizing were acquired with our reverse merger in June 2014.

Other Income and Expense

Other income and expenses were comprised of gain on change in derivative liabilities of $30,596 and gain on settlement of debt of $22,300, net with non-cash interest of $75,350 for the six months ended June 30, 2015 compared to $50,831 for the six months ended June 30, 2014.

Net Loss

The decreases in operating expenses and Goodwill impairment since our completed merger attributed to our net loss of $258,955 for the six months ended June 30, 2015, compared to a net loss of $5,925,209 for the same period in 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $162,318 at June 30, 2015. Our net cash used in operating activities for the six months ended June 30, 2015 was $150,095 due primarily to our net loss during this period, offset by non-cash adjustments and repayment of accounts payable.

Our primary sources of funding for the six months ended March 31, 2015 have been proceeds of $288,610 from issuance of common stock, net of note repayments of $85,000.

At June 30, 2015, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers. In addition, accounts payable includes approximately $83,000 of escrow deposits related to the Company’s mobile wallet product.

The Company had net working capital deficit of $614,070 as of June 30, 2015.  This deficit was due to legacy DataJack operations.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments, including targets provided by the recent InterMar asset purchase.

  We are currently seeking additional capital to grow our business and settle all the past obligations assumed from the acquisition.  We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2015.

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

The Company’s revenue is primarily derived from telecom fees charged to customers based on the duration of each wireless phone call conducted over the Company’s leased networks, and from fees related to customer service, account maintenance, and account set up charges.

MVNO’s alone now account for over 25% of wireless customers in the US including companies like Tracfone, Virgin Mobile, Boost, Qwest, Wal-Mart Mobile and 100 plus other, all of which make up the 20 year old industry. Due to increased spectrum, decreasing wholesale rates and increased competition, the MVNO industry is expanding and Unified Signal is now positioned into becoming one of the leading technology enablers in the US with plans to expand that internationally. VNO (Virtual Network Operator) clients can achieve profits of $15-$20 per customer per month with an average customer life cycle of 18-24 months. This creates customer profitability ranging from $270-$480 per subscriber and ASP MVNE’s can generate $2-$3 per customer per month netting $36-$72 per subscriber.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Financial Statement Disclosure Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer principal concluded that, as of June 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer principal, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNIFIED SIGNAL, INC.

Dated: August 19, 2015	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer