Form 10-Q/A
period 2015-06-30
Unified Signal, Inc.
filed 2015-08-20
CIK 1122991

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

UNIFIED SIGNAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$162,318	$108,803
Accounts receivable	207,094	219,017
Total current assets	369,412	327,820

Property and equipment, net	299,471	348,750

Restricted cash	150,000	150,000
Customer lists, net	127,778	161,111
Total other assets	277,778	311,111

Total assets	$946,661	$987,681

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$229,945	$429,414
Advances from related parties	264,921	200,000
Notes payable, current portion	277,603	356,287
Legal Settlement Reserves	25,000	31,500
Derivative liability	186,013	461,785
Total current liabilities	983,482	1,478,986

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 67,176,643 and 65,366,928 shares issued and 67,176,643 and 64,491,928 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	67,177	65,367
Additional paid in capital	9,171,210	8,187,081
Common stock subscription	-	272,500
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(9,249,208)	(8,990,253)
Total shareholders' deficit	(36,821)	(491,305)

Total liabilities and shareholders' deficit	$946,661	$987,681

UNIFIED SIGNAL, INC.
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$531,955	$337,650	$985,137	$2,220,846

Operating expenses:
Software licenses	12,543	139,683	29,012	1,412,268
Hosting and other software costs	47,096	166,323	80,458	166,323
Carrier costs	199,208	77,245	387,411	309,919
Customer service	45,013	7,798	61,526	8,002
General and administrative expenses	271,090	303,811	580,619	409,659
Impairment of Goodwill	-	5,764,840	-	5,764,840
Depreciation and amortization	41,306	24,713	82,612	24,713
Total operating expenses	616,256	6,484,413	1,221,638	8,095,724

Loss from operations	(84,301)	(6,146,763)	(236,501)	(5,874,878)

Other income (expense):
Interest expense	(35,617)	(50,831)	(75,350)	(50,831)
Gain (Loss) on change in derivative liability	(19,098)	490	30,596	490
Gain on settlement of debt	6,500	10	22,300	10
Total other income, net	(48,215)	(50,331)	(22,454)	(50,331)

(Loss) Income before income taxes	(132,516)	(6,197,094)	(258,955)	(5,925,209)

Income taxes	-	-	-	-

Net (loss) income	$(132,516)	$(6,197,094)	$(258,955)	$(5,925,209)

(Loss) income per common share, basic	$(0.00)	$(0.16)	$(0.00)	$(0.17)

(Loss) income per common share, diluted	$(0.00)	$(0.16)	$(0.00)	$(0.17)

Weighted average number of shares outstanding-basic and diluted	66,422,419	37,878,864	66,029,578	34,259,540

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2015

	Common stock		Additional Paid-in	Common Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)
Common stock issued in settlement of debt	521,600	522	238,547	-	-	-	239,069
Re-class derivative liability to equity upon convertible note payoff	-	-	294,870	-	-	-	294,870
Issuance of common stock	1,288,115	1,288	450,712	(272,500)	-	-	179,500
Net loss	-	-	-	-	-	(258,955)	(258,955)
Balance, June 30, 2015 (unaudited)	67,176,643	$67,177	$9,171,210	$-	$(26,000)	$(9,249,208)	$(36,821)

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2015:

Derivative
Liability

Balance, December 31, 2014	$461,785
Transfers out Level 3 upon payoff of notes	(284,870)
Mark-to-market at June 30, 2015	19,098

Balance, June 30, 2015	$186,013

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101 INS	XBRL Instance Document *
101 SCH	XBRL Schema Document *
101 CAL	XBRL Calculation Linkbase Document *
101 LAB	XBRL Labels Linkbase Document *
101 PRE	XBRL Presentation Linkbase Document *
101 DEF	XBRL Definition Linkbase Document *

*	Filed herewith.
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

UNIFIED SIGNAL, INC.

Dated: August 20, 2015	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer