Form 10-Q
period 2015-09-30
Unified Signal, Inc.
filed 2015-11-23
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2015 is 67,406,000.

UNIFIED SIGNAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,105	$108,803
Accounts receivable	140,891	219,017
Total current assets	206,996	327,820

Property and equipment, net	274,832	348,750

Restricted cash	194,465	150,000
Customer lists, net	111,111	161,111
Total other assets	305,576	311,111

Total assets	$787,404	$987,681

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$162,122	$429,414
Advances from related parties	313,845	200,000
Notes payable, current portion	113,906	356,287
Escrow obligations	44,465	-
Legal Settlement Reserves	25,000	31,500
Derivative liability	186,013	461,785
Total current liabilities	845,351	1,478,986

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 67,406,000 and 65,366,928 shares issued and 67,406,000 and 64,491,928 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	67,403	65,367
Additional paid in capital	9,411,712	8,187,081
Common stock subscription	-	272,500
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(9,511,062)	(8,990,253)
Total shareholders' deficit	(57,947)	(491,305)

Total liabilities and shareholders' deficit	$787,404	$987,681

UNIFIED SIGNAL, INC.
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$473,611	$644,660	$1,453,748	$2,865,506

Operating expenses:
Software licenses	17,868	-	46,880	-
Hosting and other software costs	52,949	-	133,407	-
Hardware costs	-	86,260	-	1,816,449
Carrier costs	266,504	-	653,915	-
Customer service	48,884	-	110,410	-
General and administrative expenses	158,224	746,466	585,570	1,322,448
Provision for bad debts	121,128	-	274,401	-
Impairment of Goodwill	-	356,075	-	6,120,915
Depreciation and amortization	41,306	41,806	123,918	66,519
Total operating expenses	706,863	1,230,607	1,928,501	9,326,331

Loss from operations	(233,252)	(585,947)	(469,753)	(6,460,825)

Other income (expense):
Interest expense	(12,802)	(82,375)	(75,350)	(133,206)
Gain (Loss) on change in derivative liability	-	87,817	30,596	88,307
Gain (loss) on settlement of debt	(15,800)	53,489	6,500	53,499
Gain on sale of domain rights	-	60,564	-	60,564
Total other income, net	(28,602)	119,495	(51,056)	69,164

(Loss) Income before income taxes	(261,854)	(466,452)	(520,809)	(6,391,661)

Income taxes	-	-	-	-

Net (loss) income	$(261,854)	$(466,452)	$(423,727)	$(6,391,661)

(Loss) income per common share, basic	$(0.00)	$(0.01)	$(0.01)	$(0.15)

(Loss) income per common share, diluted	$(0.00)	$(0.01)	$(0.01)	$(0.15)

Weighted average number of shares outstanding-basic and diluted	66,422,419	62,020,358	67,745,058	43,622,618

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Common stock		Additional Paid-in	Common Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)
Common stock issued in settlement of debt	750,957	748	479,049	-	-	-	479,797
Re-class derivative liability to equity upon convertible note payoff	-	-	294,870	-	-	-	294,870
Issuance of common stock	1,288,115	1,288	450,712	(272,500)	-	-	179,500
Net loss	-	-	-	-	-	(520,809)	(520,809)
Balance, September 30, 2015 (unaudited)	67,406,000	$67,403	$9,316,059	$-	$(26,000)	$(9,511,062)	$(57,947)

UNIFIED SIGNAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(520,809)	$(6,391,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,918	140,593
Non-cash compensation	-	458,490
Related party advances	-	61,898
Impairment of Goodwill	-	6,120,915
Common stock issued for loan extension	108,588	101,000
Bad debt expense	274,401	-
Non cash interest	64,921	25,000
Gain on settlement of debt	(15,800)	(53,499)
Change in fair value of derivative liability	19,098	(88,307)
Gain on settlement of domain rights	-	(60,564)
Changes in operating assets and liabilities:
Escrow obligations	44,465	-
Restricted cash	(44,465)	-
Inventory	-	4,935
Prepaid expenses	-	15,572
Accounts receivable	(196,275)	(285,344)
Accounts payable	(25,691)	5,359
Net cash used in operating activities	(167,649)	54,387

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of rights	-	100,000
Cash received from acquisition of DataJack, Inc.	-	351
Net cash provided by investing activities	-	100,351

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	115,022	100,000
Proceeds from notes payable	9,929	64,536
Repayments of notes payable	-	(97,022)
Distributions, net of contributions	-	(204,026)
Net cash provided by (used in) financing activities	124,951	(136,512)

Net increase (decrease) in cash and cash equivalents	(42,698)	18,226
Cash and cash equivalents at beginning of period	108,803	161,498
Cash and cash equivalents at end of period	$66,105	$179,724

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$238,547	$670,510
Issuance of stock for settlement of obligation due related party	$160,653	$547,500
Issuance of common stock for reverse acquisition	$-	$6,267,850

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

Basis of Presentation (Reverse-Acquisition)
On June 4, 2014, TelBill Holdings, LLC ("TelBill") completed an acquisition (the "merger") of DataJack, Inc. (“DataJack”)  pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack, Inc. dated as of June 4, 2014.   For accounting purposes, DataJack was identified as the acquiring entity and TelBill as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting, the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value, and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the consolidated financial statements and related footnote disclosures presented for the period prior to the merger are those of TelBill and its subsidiaries alone. The financial statements for the three months ended March 31, 2014 include the operations and cash flows of TelBill and its subsidiaries.

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

Restricted Cash
Restricted cash represents a $150,000 deposit as collateral on a standby letter of credit related to an agreement with one of the Company’s telecommunications service providers, effectively providing a guarantee of the Company’s payment of its account payable to this service provider.  In addition as of September 30, 2015 $44,465 of the Company’s cash accounts are restricted for payment of escrow obligations incurred in connection with deposits held by customers using the Company’s mobile wallet “mWallet” services.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $100,000 and $42,000, respectively.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents, such as shares issuable on debt conversion, are excluded from the computation if their effect is anti-dilutive.  There were no common stock equivalents for the nine months ended September 30, 2015.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items:

	Level 1	Level 2	Level 3	Total

Derivative liability as of December 31, 2014	$-	$-	$461,785	$461,785

Derivative liability as of September 30, 2015	$-	$-	$186,013	$186,013

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2015:

Derivative
Liability

Balance, December 31, 2014	$461,785
Transfers out Level 3 upon payoff of notes	(245,176)
Mark-to-market at September 30, 2015	(30,596)

Balance, September 30, 2015	$186,013

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 27% from December 31, 2014 to September 30, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

Revenues are primarily derived from fees charged to transmit voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of September 30, 2015 and December 31, 2014, the Company did not have any recorded unearned revenue.

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

Concentrations and Credit Risk
At September 30, 2015, five clients represented receivables of $37,390 (16%), $27,794 (12%), $27,429 (11%), and one client at $20,000 (8%). At December 31, 2014, one client represented receivables of $99,506 (21%).  As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $100,000 and $42,000, respectively.

The Company had three clients accounting for 59.0% of total revenues for the nine months ended September 30, 2015, respectively, and had one client accounting for 82.3% of total revenues for the nine months ended September 30, 2014.

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

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLC was identified as the acquiring entity and Unified Signal, Inc. as the acquired entity. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC and its subsidiaries alone. The financial statements for the nine months ended September 30, 2015 include the operations and cash flows of TelBill and its subsidiaries.

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

Nine months ended, 2014

Total revenues	$2,220,846
Net loss	$(5,925,209)
Basic and diluted net loss per common share	$(0.17)

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a recurring net loss of $261,854 and $ 520,809 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the Company has reported an accumulated deficit of $153,600 and a working capital deficit of $734,008, and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At September 30, 2015 and December 31, 2014, respectively, property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Computers and equipment	$18,696	$18,696
Software	396,978	396,978
Subtotal	415,674	415,674
Less accumulated depreciation	(140,842)	(66,924)
Total	$274,832	$348,750

Depreciation expense for the three and nine month periods ending September 30, 2015, amounted to $24,640 and $73,918, respectively. Depreciation expense for the three and nine month periods ending September 30, 2014 amounted to $24,639 and $42,284, respectively.

NOTE 6 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC., the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three and nine month periods ended September 30, 2015, the Company amortized $16,667 and $50,000 of expense into current period operations. Amortization expense for the three and nine month periods ended September 30, 2014 amounted to $16,667 and $22,222, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014, related party advances were $313,845 and $200,000, respectively.  The increase in related party advances pertain to amounts owing to Paris Holt and/or TelBill Holdings, Inc. for unpaid compensation and for software licensing costs.  The Company licenses its back-end accounting and billing software from TelBill Holdings, Inc.

On January 7, 2015, the Company issued 150,000 shares of its common stock in settlement of $36,500 outstanding debt assigned by related party.  In connection with the settlement, the Company recognized $8,000 gain on settlement of debt.

NOTE 8 – NOTES PAYABLE

At September 30, 2015 and December 31, 2014, notes payable consisted of the following:

	September 30, 2015	December 31, 2014

Promissory notes payable – shareholders	$-	$65,000
Convertible note payable – JMJ Financial	43,173	78,174
Convertible note payable – St George	-	50,000
CGL Interests note	-	108,696
Note payable – Jensen	-	32,500
Note payable – LG Capital	70,733	21,917
Total notes payable	113,906	356,287
Less current portion of notes payable	(113,906)	(356,287)

Noncurrent portion of notes payable	$-	$-

Promissory Notes Payable - Shareholders
On September 30, 2015, the Company entered into an agreement to issue 778,000 shares of non-restricted common stock to Mr. Barry Ahron in settlement of notes payable to the shareholder in the amount of $65,000 plus accrued but unpaid interest of $12,802, which equates to $0.094 per share.  The effects of the debt settlement agreement are reflected as of September 30, 2015.  As of December 31, 2014 the notes payable to shareholders totaled $356,287.

Convertible Note Payable – JMJ Financial
On August 22, 2012, the Company’s acquired subsidiary entered into a convertible promissory note with JMJ Financial (the “JMJ Note”) for an aggregate principal balance of $220,000. The principal sum of the notes consisted of $200,000 of consideration paid, plus a $20,000 original issue discount (OID) or 10% OID. The note has a provision which allows the Company’s acquired subsidiary to draw down the available principal over time. The JMJ Note bears a one-time interest charge of 10% of the principal amount. The maturity date is one year from the Effective Date of each payment received by the Company’s acquired subsidiary and is the date upon which the principal sum of this JMJ Note, as well as any unpaid interest and other fees, shall be due and payable. The JMJ Note is convertible into common stock, at JMJ Financial’s option at any time after the Effective Date, at the conversion price of lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion. In the event of any default, the outstanding principal amount of this JMJ Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at JMJ Financial’s election, immediately due and payable in cash at the Mandatory Default Amount. On December 11, 2013, the Company entered into an amended Debt Settlement agreement with JMJ for settlement of the outstanding $88,174 balance on the promissory note. The Company has signed various amendments to the Debt Settlement agreement extending the final payment date to March 14, 2014.

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

The company, as per the stipulated settlement agreement made the first payment of $25,000 at the time of the signing of the stipulated settlement, and made one additional payment of $10,000 during the six month period ending June 30, 2014. There is a remaining balance of $43,174 owed to JMJ Financial as of September 30, 2015. The Company believes the stipulated settlement agreement has eliminated the debt-to-equity conversion rights available to JMJ Financial that were previously embedded in the JMJ Note; and thus the Company has reduced the derivative liability and increased additional paid-in capital by $16,794 as of September 30, 2015 to reflect this change.

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

Per the terms of the litigation discussed in Note 12, final settlement was reached whereby the Company will pay St. George Investments a series of 14 payments, on the 15th and 30th of each month for the next 7 months beginning in August 2014.  As of September 30, 2015, the St George note was paid in full.

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

Settlement of CGL Interests, LLC – Note Payable
On July 24, 2015, the Company and CGL agreed to settle the outstanding note payable of $98,696 under the following terms and conditions:

Unified Signal will issue 50,000 restricted common shares to CGL Interests, LLC, where the restriction shall be lifted after six (6) months and the shares shall become automatically vested (fully and completely). In addition:

1.	Unified Signal will pay to CGL Interests, LLC the January 2015 through June 2015 “Chit Chat revenue residuals” in the amount of $0.0375 per active customer per month, and,

2.	CGL Interests, LLC will convert all of its outstanding debt into one (1) million shares of Unified Signal restricted common stock at a price of $0.098696 per share.

The settlement terms also provide Unified Signal the option to re-purchase 800,000 of one (1) million shares from CGL beginning at the end of six (6) months from the date of the agreement, based upon certain pre-determined prices as agreed to by the parties.

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

On June 19, 2013, this note was assigned to LG Capital. The maturity date was March 19, 2014; the note had a conversion trigger which was set at the mean of the two lowest trading prices over the previous ten day trading period, and applying a 45% discount to that mean, to arrive at the conversion price. The note is unguaranteed.

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

The combined outstanding principal and interest owing to LG Capital Funding on both notes as of September 30, 2015 is $70,733.

NOTE 9 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into debt settlement agreements with various note holders, former employees and vendors. The legal settlement obligations are unsecured and noninterest bearing and without any equity conversion rights. As of September 30, 2015, and December 31, 2014, the legal settlement obligations amounted to $25,000 and $31,500, respectively. These legal settlement obligations have yet to be fully consummated and accordingly, are recorded at full value until the final negotiations for the settlement are completed.

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

In June 2015 the Company negotiated a settlement with JMJ that fixed the amount of the note payable and eliminated the derivative features, and the effect of the change in the fair value of the derivative liability was recognized in the Company’s results of operations during the period.

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

At September 30, 2015, the Company re-measured the fair value of the LG Capital derivatives and estimated a fair value of $186,013; which is unchanged from the quarter ending June 30, 2015. The Company recorded a gain from the change in fair value of debt derivatives of $30,596 for the nine months ending September 30, 2015, and no change for the three months ended September 30, 2015. The fair values of the embedded derivatives were determined at September 30, 2015, using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 58.35%, (3) weighted average risk-free interest rate of 0.27%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.20 per share.

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

Letter of Credit
As of September 30, 2013, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of one of the Company’s vendors, Spring Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at September 30, 2015 is classified as restricted cash, a non-current asset.

Sale of ITG, Inc.
The Company’s acquired subsidiary disposed of its ITG, Inc. (formerly WQN, Inc.) subsidiary effective November 21, 2013. In accordance with the Stock Purchase Agreement related to the sale of ITG, Inc., the purchaser assumed certain liabilities totaling $275,548 as of the date of transaction. The purchaser has not indemnified the Company against any future claims by third party creditors or others. Management does not consider it likely that these claims will materialize and accordingly no provision has been made for these contingent liabilities.

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

The fair values of the assets acquired and the liabilities assumed at the date of acquisition has been allocated to other intangible assets. The fair value of the assets acquired was determined assuming the initial block of 200,000 warrants were issued on the purchase date. There is no intrinsic value associated with the warrants on the issue date and the estimated fair value was $36,700. The remaining 1,800,000 warrants are tied to InterMar’s future performance commitment, thus the value of the performance warrants will be reflected in future periods. No warrants have yet been issued to InterMar under the terms of this asset acquisition agreement. The fair values of the warrants were determined using Black Sholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 356%, (3) weighted average risk-free interest rate of 0.27%, (4) expected life of 5 years, and (5) estimated fair value of the Company’s common stock of $0.20 per share.

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

The Company pursued the asset purchase because InterMar is a strategic sales, marketing, and distribution company with an executive management team that focused on consumer, ethnic, and unbanked markets since 1999. InterMar services over 50,000 retail points of distribution east of the Mississippi.  No warrants have been issued under this agreement as of September 30, 2015.

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

Unified Signal’s aim is to allow its customers to cost efficiently enable their clients (MVNOs, MVNEs, wireless carriers, CLECS, Cable companies, LD companies, and spectrum holders) the ability to resell and launch a variety of telecom services to their customers.  Unified Signal also aggregates US and international wireless carriers, US and International ILD termination, and other service offerings to provide its clients a complete, end-to-end telecom buying solution.  Unified Signal clients have ONE SOURCE and one API suite for access to all Unified Signal technology and telecom offerings.

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

In the 2nd quarter of 2014, Unified Signal completed its 4th carrier integration.  The company also launched the first of its kind cross carrier family, friend, and business share plans.

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

The company has since been paying down on the remaining unconverted notes payable and currently has $396,000 of debt remaining on the books, including its derivative obligations.  The company is seeking to settle all of the remaining debt through equity conversions by the end of Q4 2015.

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

Mobile Wallet “mWallet” Program (Virtual Savings Account: This product set is a simple private label PayPal type of service where customers can load money via cash, credit card, US checking/savings account, and receive money from other mWallet users. Customers can move funds off their account to any US checking/savings account, to other mWallet users, make ILD calls, pay for their wireless services, or move money to their private label Debit MasterCard or companion card. The Company has approximately $44,465 of mobile wallet deposits as of September 30, 2015; which is included in restricted cash and escrow obligations on the condensed consolidated balance sheets.

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

Results of Operations for the Three Months ended September 30, 2015 as compared to the same period in 2014

Revenues

Our revenues for the three months ended September 30, 2015 and 2014, were $473,611 and $644,660, respectively. The decrease is due to a lower volume of customers and subscribers in 2015 compared to 2014. We also continue to grow and expand our core business lines.

Operating Expenses

Operating expenses were $706,863 and $1,230,607 for the three months ended September 30, 2015 and 2014, respectively.

The biggest improvement period over period is that there were no impairment charges to goodwill or other long-lived assets during the three month period ending September 30, 2015; however goodwill impairment of $356,075 was recorded for the three month period ending September 30, 2014.  On June 3, 2014, we performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at September 30, 2014. The test indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill exceeded its fair value for the period ended September 30, 2014. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $6,120,915, net of tax, or $0.17 per share during the nine months ended September 30, 2014, to write off the full carrying value. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

In addition administrative expenses amounted to only $158,224 for the three month period ended September 30, 2015 compared to $746,466 for the same period in 2014.  The decrease of $588,242 or 79% represents cost savings from the Company’s reorganization.

The provision for bad debts amounted to $121,128 for the three months ending September 30, 2015 as certain of the Company’s new MVNE customers have not been able to maintain their accounts current or they are still obligated under other contractual agreements.  The Company has no formal policy for estimating the provision for bad debts but generally considers amount owing past 90 days as uncollectible.  There was no provision for bad debts for the three month period ending September 30, 2014.

Application hosting and other software costs totaled $52,949 and $ -0- for the three month periods ending September 30, 2015 and 2014, respectively.  The higher costs for the three month period ending September 30, 2015 resulted from data server contracts pertaining to the Company’s core business products and services.  There were no costs for hosting or software during the 2014 period since the Company had not yet begun to provide its Software as a Service (“SaaS”) product line.  Also with the change in the Company’s core business there is no hardware costs associated with current period operations.

Carrier costs were $266,504 and $ -0- for the three months ending September 30, 2015 and 2014, respectively.  The increase in this variable cost is attributable to the Company’s revenue stream and due to its focus on its core SaaS business model.

Customer service costs amounted to $48,884 and $ -0- for the three months ending September 30, 2015 and 2014, respectively. The increase is related to a higher growth in sales and the on-boarding of new customers.

Depreciation and amortization amount to $ 41,306 and $41,806 for the three month period ending September 30, 2015 and 2014, respectively; which is consistent year to year.

Other Income and Expense

Total other expenses, net of other income, amounted to $(28,602) and $119,495 for the three months ending September 30, 2015 and 2014, respectively.  The primary elements of other expenses represent noncash interest charges on the Company’s outstanding debt; which has declined from $82,375 for the period ending September 30, 2014 to $12,802 for the same three month period ending September 30, 2015; a decrease of $69,573 or 85%.  Also contributing to the other cost totals is the additional gain on the fair value of the Company’s derivative liability totaling $87,817 for the three month period ended September 30, 2014 vs. no gain for the same period in 2015.  The additional cost for fair value adjustments is primarily due to increases in the value of the Company’s common stock; which adversely affects the derivative obligations under the debt to equity conversion instruments embedded in the Company’s notes payable.

Net Loss

The net loss amounted to $261,854 and $466,452 for the three month period ended September 30, 2015 and 2014, respectively.  The most significant improvement from 2014 to 2015 is that there were no impairment charges on the Company’s remaining long-lived assets for the three month period ending September 30, 2015 as compared to the same period in 2014.  In addition, as noted above total operating expenses are lower by $523,744 or 43% for the three month period ending September 30, 2015 when compared to the same period in 2014.

The Company has not recorded any income tax benefit associated with the accumulated net operating losses.

Results of Operations for the Nine Months ended September 30, 2015 as compared to the Nine months ended September 30, 2014

Revenues

Our revenues for the nine months ended September 30, 2015 and 2014 were $1,453,748 and $2,865,506 respectively. Our revenues are lower by $1,406,758 or 49% year over year because we continue to focus on expanding our core business lines.

Operating Expenses

Operating expenses were $1,928,501and $9,326,331 for the nine months ended September 30, 2015 and 2014, respectively.  The reduction is primarily related to the goodwill impairment charges of $6.1 million recorded in the prior year.

Software costs were $46,880 and $ -0- for the nine months ended September 30, 2015 and 2014, respectively.  The Company’s business model is now primarily to provide software as a service (“SaaS”) with limited emphasis on selling hardware components.

Hosting and software costs have increased from $133,407 over last year’s costs of $ -0-.  The differences in costs relate to our changing product mix as noted above and our focus on becoming primarily a SaaS based company.

Since the Company no longer sells hardware but instead focuses on its core software products that are provided on a SaaS basis, the expenses for hardware incurred during the nine period ending September 30, 2014 of $1.8 million are reduced to zero for the same nine month period in 2015.

Carrier costs were $653,915 and $ -0- for the nine months ended September 30, 2015 and 2014, respectively, due to higher usage relative to and reflecting the overall increase in sales of the Company’s mobile phone networks that are resold to its customers.

Customer service costs are up by $110,410 for the current period as compared to $ -0- for the nine months ended September 30, 2014 primarily due to satisfaction issues in the current period, new customers, and higher sales volume period-over-period.

General and administrative (“G&A”) expenses were $585,570 and $1,322,448 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease is primarily from the Company’s reorganization that lowered redundant or non-essential costs that are not associated or necessary with the Company’s change in focus from selling phone equipment to becoming a SaaS focused enterprise.

Depreciation and amortization were $123,918 for the nine months ended September 30, 2015 as compared to $66,519 for the same period last year.  The associated assets depreciating/amortizing were acquired with our reverse merger in June 2014.

The provision for bad debts amounted to $274,401 for the nine months ending September 30, 2015 as certain of the Company’s new MVNE customers that have been extended credit by the Company have not been able to maintain their accounts current or they are still obligated under other contractual agreements.  The Company has no formal policy for estimating the provision for bad debts but generally considers amount owing past 90 days as uncollectible.  There was no provision for bad debts for the nine month period ending September 30, 2014.

Other Income and Expense

Other income and expenses were comprised of gain on change in derivative liabilities of $30,596 and gain on settlement of debt of $6,500 net with non-cash interest of $(75,350) for the nine months ended September 30, 2015 compared to $88,307 of gain on derivative liabilities, $53,499 in gains from the settlement of debt and $(133,206) of non-cash charges for interest for the nine months ended September 30, 2014.  In addition the Company recognized a $60,564 gain from the sale its domain name for the nine month period ending September 30, 2014 but no corresponding gain in 2015.

Net Loss

The decreases in operating expenses and Goodwill impairment since our completed merger attributed to our net loss of $520,809 for the nine months ended September 30, 2015, compared to a net loss of $6,391,661 for the same period in 2014.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $66,105 at September 30, 2015. Our net cash used in operating activities for the nine months ended September 30, 2015 was $167,649 due primarily to our net loss during this period, offset by non-cash adjustments and growth in accounts receivable.  Our primary sources of funding for the nine months ended September 30, 2015 have been proceeds of $115,022 from issuance of common stock.

At September 30, 2015, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers. In addition, restricted cash includes approximately $44,465 of customer deposits; which represents escrow obligations under the Company’s mobile wallet product.

The Company had net working capital deficit of $638,355 as of September 30, 2015.  This deficit was due to notes payable and accounts payable that relate to current operations and to legacy DataJack operations.  The increase in the allowance for uncollectible accounts receivable also negatively impacts the Company’s working capital.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments, including targets provided by the recent InterMar asset purchase.

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

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However given our history of losses from operations and our negative working capital position there is no guarantee the Company will be able to continue its operations without significant improvements.  The Company’s business plans include generating future profitability through the addition of direct new subscribers and mobile phone network resellers.  In addition we continue to evaluate our options in the pursuit of new sources or methods of financing or revenue to pursue our business strategies.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2015.

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

Estimate of Credit Risk for Uncollectible Accounts Receivable

The Company extends credit to its customers in the normal course of business through trade accounts receivable that are uncollateralized.  When extending credit, the Company considers how long the customer has been in business and other factors as it evaluates the customer’s ability to repay.  When accounts receivable become past due the Company evaluates the customer’s past payment history, sales volume and current ability to pay and the likelihood of collection when establishing a reserve for uncollectible accounts receivable.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer principal concluded that, as of September 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED SIGNAL, INC.

Dated: November 23, 2015	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer