Form 10-Q/A
period 2015-09-30
Unified Signal, Inc.
filed 2015-11-24
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Basis of Presentation (Reverse-Acquisition)
On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "merger") of DataJack, Inc. pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and DataJack, Inc. dated as of June 4, 2014.   For accounting purposes, Telbill was identified as the acquiring entity and DataJack as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting, the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value, and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. Accordingly, the consolidated financial statements and related footnote disclosures presented for the period prior to the merger are those of TelBill and its subsidiaries alone. The financial statements for the three months ended March 31, 2014 include the operations and cash flows of TelBill and its subsidiaries.

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

UNIFIED SIGNAL, INC.

Dated: November 24, 2015	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer