Form 10-K
period 2015-12-31
Unified Signal, Inc.
filed 2016-09-02
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $4,702,365. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of August 22, 2016, there were $74,323,058 shares of registrant’s common stock outstanding.

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

The company has since been paying down on the remaining unconverted debt and currently has less than $114,000 of debt remaining on the books.  The company expects to pay off all of the debt by end of Q4 2016.

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

Mobile Wallet “mWallet” Program (Virtual Savings Account: This product set is a simple private label PayPal type of service where customers can load money via cash, credit card, US checking/savings account, and receive money from other mWallet users. Customers can move funds off their account to any US checking/savings account, to other mWallet users, make ILD calls, pay for their wireless services, or move money to their private label Debit MasterCard or companion card. The Company has approximately $40,023 of mobile wallet deposits as of December 31, 2015.

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

Employee Relations

As of August 22, 2016, the Company uses a number of independent contractors in our operations.

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

In their report dated August 24, 2016, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has a net loss of $1,522,243 for the year ended December 31, 2014. We also had a working capital deficit of $919,013 at December 31, 2014, and cash on hand of $97,756. We also expect to incur additional losses for at least the first three quarters of 2016.

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

We rely substantially on the efforts and abilities of our chief executive officer Paris Holt, and our non-executive staff and consultants. The loss of the services of any of our key personnel may have a material adverse effect on our business, operations, revenues or prospects. We also do not maintain key-man life insurance policies.

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

	Fiscal Year 2015
	High	Low

First Quarter	$2.00005	$0.6000
Second Quarter	$1.5000	$0.8200
Third Quarter	$1.4000	$0.3400
Fourth Quarter	$0.6000	$0.1000

	Fiscal Year 2014
	High	Low

First Quarter	$1.0600	$0.0081
Second Quarter	$0.9450	$0.1750
Third Quarter	$0.2700	$0.0700
Fourth Quarter	$1.1500	$0.0201

Holders

As of August 24, 2016, there were 74,323,058 shares of our common stock outstanding held by approximately 323 shareholders of record, not including 5,000 shares held in our treasury.

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

Overview

Unified Signal, Inc. is an MVNO solutions provider in the wireless industry with premier Voice, Data, SMS and Mobile Broadband services. In addition, through the acquisition the Company offers low cost, no contract, mobile broadband with various data plans primarily through two devices - the DataJack WiFi Mobile Hotspot that can connect up to 8 Wi-Fi enabled devices and the DataJack USB, a Plug and Play USB Device.

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

Results of Operations for the Year Ended December 31, 2015 Compared to December 31, 2014

Revenues

Our revenues for the years ended December 31, 2015 and 2014 were $1,840,993 and $3,046,691, respectively; a decrease of $1,205,698. In connection with the Merger as described above, we discontinued our hardware sales line of business and focused our efforts on the growth and expansion of our core business lines.

Operating Expenses

Software licenses

Software license costs decreased by $1,239,930 from $1,293,892 for the year ended December 31, 2014 to $53,962 for the current period.  The decrease is primarily due to our decrease in revenue as compared to last year and from the change in our revenue mix.

Hosting and other software costs

Hosting and other software costs were $150,747 for the year ended December 31, 2015 as compared to $203,898, a decrease of $53,151 or 26%.  The decrease is primarily due to our decrease in sales volume.

Carrier costs

Carrier costs were $1,034,956 compared to $487,696 for years ended December 31, 2015 and 2014, respectively.  An increase of $547,259 or 112%.  The increase in due to our expanded revenue for the current period within our telecommunication and mobile business lines.

Customer service

Customer service costs were $159,740 and $52,643 for the years ended December 31, 2015 and 2014, respectively.

General and administrative costs

General and administrative costs increased by $562,587 from $1,573,855 for the year ended December 31, 2014 to $2,136,442 for the current period.  During the year ended December 31, 2015, we incurred $920,089 in stock based compensation and other operating costs and $408,230 of bad debt expense as we expand our business.

Impairment of goodwill

Impairment of Goodwill was $7,782,644 for the year ended December 31, 2014.  At June 30, 2014 and December 31, 2014, we performed evaluations of our goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at each respective dates. The tests indicated that the recorded book value of its acquired goodwill from the acquisition of TelBill Holdings, LLC exceeded its fair value for the period ended December 31, 2014.  As a result, upon completion of the assessment, we recorded an aggregate non-cash impairment charge of $7,782,644, net of tax, or $0.16 per share during the year ended December 31, 2014 to reduce the carrying value to $-0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates. There was no goodwill at December 31, 2015, and thus no amortization changes for the current period.

Depreciation and amortization

Depreciation and amortization was $98,558 and $107,825 for the years ended December 31, 2015 and 2014, respectively.  The decrease of $9,267 was a result of assets being further depreciated since our acquisition in June 2014.

Other Income and Expense

Total other income/(expense) was $271,169 for the year ended December 31, 2015, compared to other expense of ($259,263) for the year ended December 31, 2014. Our 2014 expense included a gain on the sale of domain rights $60,564, net gain on settlement of debt $15,759, loss on derivative liability $192,380, and interest expense $143,206. The other income, net for 2015 resulted from a gain of $345,469 on the change in value of the Company’s derivative liabilities, a gain on sale of the Company’s customer lists in the amount of $23,974, and non-cash losses resulting from interest costs of $68,890 and debt settlement losses of $29,384.

Net Loss

The impairment of goodwill along with the increases in operating expenses resulted in a net loss of $(8,715,026) in 2014  as compared to a loss of $1,522,243 for the year ended December 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $108,803 and $97,756 at December 31, 2014 and 2015, respectively. Our net cash (used in) provided by operating activities for the years ended December 31, 2014 and 2015 were $(198,432) and $(292,047), respectively, due primarily to our cash-based net loss during this period. Our primary source of funding, as needed, has been through promissory note issuances and sales of common stock for cash.

Our working capital deficit improved by $232,073 during the year ended December 31, 2015 from a working capital deficit of $1,151,166 at December 31, 2014 to a working capital deficit of $919,093 at December 31, 2015.

During the years ended December 31, 2014 and 2015, we raised $272,500 and $376,000, respectively, through the sale of debt and equity securities in private placements to accredited investors.

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

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows and has an accumulated deficit of $8,990,253 and $10,512,496 through December 31, 2014 and 2015, respectively, and has been dependent on issuances of debt and equity instruments to fund its operations. The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy. However, there can be no certainty that the Company will be successful in this strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2015, based on substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2015.

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

Our future cash requirements include those associated with maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $5,000 per month.

On January 8, 2016, the Company entered into a convertible promissory note in the amount of $550,000 with Gettysburg Holdings, LLC to provide short-term working capital.  Terms of the agreement provide Gettysburg with an equity conversion option at a base price of $0.25 per share of common stock, and also provides certain antidilutive benefits to establish and protect its pro rata equity conversion rights.  The note is personally guaranteed by the Chief Executive Officer and bears interest at 10%; it is required to be repaid in full on July 8, 2016. TelBill Holdings, Inc. is a co-maker on the loan. The conversion feature provides the lender further protection in the event of a covenant default by the Company, by potentially lowering the equity conversion price to the volume weighted average price, as determined by the lender in its reasonable discretion.

Except for this note, we presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history and lack of substantial historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of December 31, 2014 and  2015, we did not have any recorded unearned revenue.

3.
The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date. In 2014 and 2015, the Company recognized related derivative mark-to-market charge of $192,380 (losses) and $345,469 (gains), respectively, in its consolidated statement of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, our management conducted an evaluation with the participation of our President who also serves as our principal financial and accounting officer (the “Certifying Officer”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officer, also conducted an evaluation of our internal control over financial reporting as of December 31, 2015.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of December 31, 2015 and 2014. Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have a chief financial officer or sufficient accounting staff. Due to the limited number of financial or accounting professionals, we also lack the segregation of duties and adequate internal controls over major business processes. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Our management concluded an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2015 and 2014.

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

Paris Holt Chairman & CEO. Mr. Holt has 24 years in the wireless telecom industry. He worked as a Director of Product Development at SouthWestern Bell Mobile; and headed up the MVNO department for Frontier Communications as well.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the years ended December 31, 2014 and 2015.

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

Summary Compensation Table

		Consulting /		Stock
Name & Principal Position	Year	Salary($)	Bonus($)	Awards($)	Total($)

Paris Holt,	2014	$-	N/A	$-	$-
President/CEO	2015	$85,000	N/A	$-	$85,000

Stuart Ehrlich,	2014	$37,098	N/A	$20,100	$57,198
Executive Vice-President of Finance	2015	$39,912	N/A	$-	$39,912

Peter Sperling,	2014	$41,516	N/A	$4,500	$46,016
	2015	$35,736	N/A	$-	$35,736

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of August 22, 2016, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 74,323,058 shares of common stock issued and outstanding as of August 22, 2016:

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

101	**	Interactive Data files pursuant to Regulation S-T

*    Filed herewith
** To be filed by amendment

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

UNIFIED SIGNAL, INC.

Date: September 1, 2016	By:	/s/ Paris Holt
Paris Holt
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stuart Ehrlich	Director	September 1, 2016
Stuart Ehrlich

/s/ Peter Sperling	Director; Secretary	September 1, 2016
Peter Sperling

CONSOLIDATED FINANCIAL STATEMENTS

UNIFIED SIGNAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Unified Signal, Inc.
Kirkland, Washington

We have audited the accompanying consolidated balance sheet of Unified Signal, Inc. and Subsidiaries (collectively, “the Company”) as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders' deficit , and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unified Signal, Inc. and Subsidiary as of December 31, 2015 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2015 and net losses and negative cash flows for the years then ended. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
September 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unified Signal, Inc.

We have audited the accompanying consolidated balance sheet of Unified Signal, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, statement of stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based upon our audits

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unified Signal, Inc. at December 31, 2014 and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit of $1.2 million as of December 31, 2014, and will require additional cash to fund the deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Liggett  & Webb, P.A.

May 4, 2015
New York, New York

UNIFIED SIGNAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$97,756	$108,803
Accounts receivable, net	11,006	219,017
Total current assets	108,762	327,820

Property and equipment, net	250,194	348,750

Restricted cash	162,261	150,000
Customer lists, net	-	161,111
Total other assets	162,261	311,111

Total assets	$521,217	$987,681

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$423,217	$429,414
Accounts payable – related party	78,256	-
Advances from related parties	-	200,000
Accrued interest	14,059	-
Notes payable, current portion	113,907	356,287
Legal Settlement Reserves	25,000	31,500
Stock subscription liability	257,100	-
Derivative liability	116,316	461,785
Total current liabilities	1,027,855	1,478,986

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 71,413,058 and 65,366,928
shares issued and outstanding as of December 31, 2015 and 2014, respectively	71,413	65,367
Additional paid in capital	9,960,445	8,187,081
Common stock subscription	-	272,500
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(10,512,496)	(8,990,253)
Total shareholders' deficit	(506,638)	(491,305)

Total liabilities and shareholders' deficit	$521,217	$987,681

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014

Revenues	$1,840,993	$3,046,691

Operating expenses:
Software licenses	53,962	1,293,892
Hosting and other software costs	150,747	203,898
Carrier costs	1,034,956	487,697
Customer service	159,740	52,643
General and administrative expenses	2,136,442	1,573,855
Impairment of goodwill	-	7,782,644
Depreciation and amortization	98,558	107,825
Total operating expenses	3,634,405	11,502,454

Loss from operations	(1,793,412)	(8,455,763)

Other income (expense):
Interest expense	(68,890)	(143,206)
Gain (loss) on change in derivative liability	345,469	(192,380)
Gain on sale of domain rights	-	60,564
Gain on sale of customer list	23,974	-
Gain (loss) on settlement of debt	(29,384)	15,759
Total other income/(expense), net	271,169	(259,263)

Loss before income taxes	(1,522,243)	(8,715,026)

Income taxes	-	-

Net loss	$(1,522,243)	$(8,715,026)

Loss per common share, basic	$(0.02)	$(0.18)

Loss per common share, diluted	$(0.02)	$(0.18)

Weighted average number of shares outstanding-basic	68,014,199	48,936,528

Weighted average number of shares outstanding-diluted	68,014,199	48,936,528

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015

			Additional	Common
	Common Stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscriptions	Stock	Deficit	Total

Balance, December 31, 2013	30,600,000	$30,600	$-	-	-	(71,201)	(40,601)
Common stock issued to acquire DataJack, Inc.	24,491,728	24,492	6,343,358	31,500	(26,000)	-	6,373,350
Common stock issued for services	2,775,000	2,775	490,715	-	-	-	493,490
Common stock issued for related party settlements	3,650,000	3,650	400,458	(31,500)	-	-	372,608
Common stock issued for settlement of debt	1,450,200	1,450	254,449	-	-	-	255,899
Common stock issued for interest	300,000	300	50,700	-	-	-	51,000
Common stock issued for debt conversion	2,100,000	2,100	495,000	-	-	-	497,100
Fair value of warrants issued in connection with settlement of debt	-	-	18,651	-	-	-	18,651
Reclass derivative liability to equity upon convertible note payoff	-	-	133,750	-	-	-	133,750
Proceeds from common stock subscriptions	-	-	-	272,500	-	-	272,500
Distributions	-	-	-	-	-	(204,026)	(204,026)
Net loss	-	-	-	-	-	(8,715,026)	(8,715,026)

Balance, December 31, 2014	65,366,928	$65,367	$8,187,081	$272,500	$(26,000)	$(8,990,253)	$(491,305)
Common Stock issued in settlement of debt	3,458,000	3,458	414,602	-	-	-	418,060
Common stock issued in settlement of accounts payable	387,415	387	49,474	-	-	-	49,861
Common stock issued for services	140,000	140	29,860	-	-	-	30,000
Stock based compensation	-	-	890,089	-	-	-	890,089
Proceeds from common stock subscriptions	-	-	-	177,500	-	-	177,500
Issuance of Common Stock	2,060,715	2,061	389,339	(192,900)	-	-	198,500
Reclass of share subscriptions to stock subscription liability	-	-	-	(257,100)	-	-	(257,100)
Net loss	-	-	-	-	-	(1,522,243)	(1,522,243)
Balance, December 31, 2015	71,413,058	$71,413	$9,960,445	$-	$(26,000)	$(10,512,496)	$(506,638)

The accompanying notes are an integral part of these consolidated financial statements
5

UNIFIED SIGNAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,522,243)	$(8,715,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,556	181,900
Stock based compensation	920,089	493,490
Interest expense	48,816	25,000
Bad debt expense	408,230	42,000
Impairment of goodwill	-	7,782,644
Common stock issued for loan extension	-	101,000
Loss (gain) on settlement of debt	29,384	(15,759)
Gain on sale of domain rights	-	(60,564)
Gain on sale of customer list	(23,974)	-
Change in fair value of derivative liability	(345,469)	192,380
Changes in operating assets and liabilities:
Accounts receivable	(200,219)	(244,821)
Inventory	-	5,913
Prepaid expenses	-	34,595
Accounts payable	313,544	(23,184)
Legal Reserves	(6,500)	2,000
Restricted cash	(12,261)	-
Net cash(used in) provided by operating activities	(292,047)	(198,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of domain rights and customer list	-	100,000
Cash acquired from acquisition of Datajack, Inc.	-	351
Net cash provided by investing activities	-	100,351

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	64,536
Proceeds from common stock sales	198,500	272,500
Proceeds from common stock subscriptions/obligations	177,500
Donated capital	-	61,898
Repayments of notes payable	(95,000)	(149,522)
Distributions	-	(204,026)
Net cash provided by financing activities	281,000	45,386

Net increase (decrease) in cash and cash equivalents	(11,047)	(52,695)

Cash and cash equivalents at beginning of period	108,803	161,498
Cash and cash equivalents at end of period	$97,756	$108,803

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$467,921	$771,650
Issuance of common stock for settlement of obligation due to related party	$-	$372,608
Issuance of common stock for reverse acquisition	$-	$6,367,850
Non-cash exchange of customer list for satisfaction of accounts payable	$185,085	$-
Shares issued for stock subscriptions	$192,900	$-
Reclass of common stock subscription to stock subscription obligation	$257,100	$-

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND BUSINESS

Unified Signal, Inc.( formerly Datajack, Inc.) (together with its consolidated subsidiaries, TelBill Holdings, LLC. (“TelBill”) and WQN, Inc. (“WQN”) or the “Company” is a mobile virtual networkenabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform which enables companies in virtually any industry sector to launch cellular, as well as other telecom services using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

On November 27, 2014, the Company changed its name from DataJack, Inc. In addition, effective November 27, 2014 and in conjunction with the name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from DJAK.OB to UNSI.OB.

Basis of Presentation (Reverse-Acquisition)

On June 4, 2014, TelBill Holdings, LLC completed an acquisition (the "Merger") of TelBill Holdings, Inc. (“TelBill”) (dba Unified Signal) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill and Unified Signal, Inc. dated as of June 4, 2014.   For accounting purposes, TelBill was identified as the acquiring entity and Unified Signal (formerly DataJack Inc.) as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill and its subsidiaries alone. The financial statements as of December 31, 2015 and for the year then ended include their combined operations. The financial statements as of December 31, 2014 and through June 4, 2014 include the operations and cash flows of TelBill and its subsidiaries and the combined operations and cash flows of TelBill and Unified Signal subsequent to that date.

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

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $320,553 and $42,000, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

The Company's 2012 to 2015 tax returns are subject to examinations by the IRS and state taxing agency.

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

The Company incurred stock based compensation of $890,089 for the year ending December 31, 2015, in accordance with the stock acquisition right extended to the Chief Executive Officer.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, there were notes convertible into an aggregate of 396,196 and 2,233,702 shares of the Company’s common stock. In computing diluted net loss per share for the years ended December 31, 2015 and 2014, respectively, no effect has been given to such shares issuable upon note conversions as their effect would be anti-dilutive.

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

The only item recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements as of December 31, 2015 and 2014 is the Company’s derivative liability. The derivative liability amounted to:

	Level 1	Level 2	Level 3	Total

As of December 31, 2015	$-	$-	$116,316	$116,316

As of December 31, 2014	$-	$-	$461,785	$461,785

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) as of December 31, 2015 and for the year then ended, and as of June 4, 2014 (date of merger) through December 31, 2014.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	Derivative Liability
	2015	2014

Balance, beginning of year	$461,785	$-
Fair value of acquired derivative at date of merger	-	403,155
Transfers out upon payments of convertible notes	(294,870)	(133,750)
Mark-to-market at end of year	(50,599)	192,380

Balance, December 31,	$116,316	$461,785

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 13% from December 31, 2014 to December 31, 2015 and by 56% from June 4, 2014 (date of merger) to December 31, 2014. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of December 31, 2015 and 2014, the Company did not have any recorded unearned revenue.

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

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Intangible Assets and Goodwill

In 2015, the Company exchanged its customer list as payment in full of the balances owing under an accounts payable obligation in the amount of $185,085. Subsequent to year end, the Company reacquired the customer list and will amortize the purchase price over its expected useful life of five years.

As a result of the acquisition of TelBill Holdings, LLC on June 4, 2014, the Company acquired intangible assets in the aggregate amount of $7,982,644.

The Company allocated $200,000 in identifiable intangible assets for customer relationships. The remaining $7,782,644 was allocated to goodwill.

The Company amortizes its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the customer relationships was determined to be three years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates. In 2015, the Company sold its customer list and recognized a gain of $23,974.

Deferred Costs

The amount of cash paid and the value of common stock issued that are related to contract renegotiations and debt issuances are capitalized, and classified as a noncurrent deferred cost on the Company’s consolidated balance sheet. These deferred costs are amortized to expense over the term of the underlying contracts or debt instruments.  As of December 31, 2015 and 2014, respectively, the remaining unamortized deferred costs were $-0-.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Convertible and Derivative Financial Instruments

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

DERIVATIVE FINANCIAL INSTRUMENTS POLICY

We evaluate our financial instruments such as long-term debt and stock purchase warrants to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Convertible Notes - Certain of the Company’s Convertible Notes include embedded derivatives from common stock conversion rights that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging.  Under the terms of the Convertible Notes, the Company became contingently obligated to issue shares in excess of the xx million authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash.  This condition creates a derivative liability pertaining to the conversion feature.

Accordingly, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Changes in the value of these debt-related derivative instruments resulted in gain (loss) of $345,469 and ($192,380) for the years ended December 31, 2015 and 2014, respectively.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Testing for Tainted Warrants - Under certain limited scenarios, such as if the common stock price falls to less than $0.01 per share, management believes the contingent share issuance obligation that exists from the Convertible Notes could “taint” the Company’s stock purchase warrants that are required to be settled in shares of the Company’s common stock.  Although management does not consider this scenario probable, the circumstances may fall beyond the Company’s control.  Accordingly, at each reporting date, we review our convertible securities to determine their classification is appropriate by evaluating the current state of relevant business facts and circumstances (the “Business Rationale”) and by review and application of applicable accounting guidance (the “Tainting Accounting Guidance”) to all outstanding instruments using a systematic and rational approach.

Consideration of Business Rationale

The Company’s non-employee warrant holders are long-time, significant investors in the Company, with approximately 19% of the Company’s common stock already held by the warrant holders as a group (excluding employees).  This group of investors has a consistent and long history of funding the organization and they are more likely as a group to exercise their warrants before any convertible note holders seek to do so because they have a vested interest in supporting the company’s operations.  In addition, the warrant agreements do not contain any net-cash settlement provisions and none of the stock warrant purchase agreements have been settled for cash and the Company has no history or intent of doing so.

In contrast, the convertible debt holders do not have any precedent for exercising their conversion options and the Company has established a practice of settling the convertible note conversion features for cash, not common stock of the Company.  Therefore, for sequencing purposes, this group is less likely to support the Company through an equity investment.  Furthermore, as discussed in Note 10, subsequent to year end the Company has entered into net cash settlement agreements for two (out of three) of the derivative liabilities arising from the Convertible Notes; which supports the derivative liability classification.  Negotiations are also underway for a net cash settlement of the third (and last) Convertible Note payable to LG Capital; however, the settlement terms have not yet been finalized.

Management’s review of the business rationale suggests that the warrants are not tainted by the contingent share issue rights of the convertible note holders.

Consideration of Tainting Accounting Guidance

In addition to consideration of the business rationale, to determine if the warrants are tainted, the Company follows a sequencing method to prioritize all of its convertible securities as prescribed by ASC 815-40-35, to determine the number of authorized but unissued shares available to satisfy outstanding convertible securities.

After considering the business rationale, the Company’s sequencing policy is based on a systematic and scheduled approach that requires that the instruments with the oldest issuance date would be settled first. For purposes of determining equity or liability classification, the sequencing policy also considers contingently issuable additional shares, such as for those imbedded in the Convertible Notes that have variable terms based upon the Company’s common stock price, to have an issuance date to coincide with the event giving rise to the additional shares. Using this sequencing policy, warrant holders would be settled first in shares of the Company’s common stock and then the remaining debt instruments convertible into common stock would follow.  Since the Company is unable to determine if there would be sufficient shares available to meet the contingent obligations of the Convertible Notes they are accounted for as derivative liabilities.

In accordance with the sequencing policy and based on ASC 815-10-15-74, stock warrants issued to directors and former debt holders, all of whom are related parties, are not considered by the company as a derivative, as the put option underlying these warrants are not a “tainted” derivative after considering the Company’s sequencing policy and in consideration of the likelihood for conversion of the warrants into common stock. They are warrants with fixed purchase prices and terms for which the put option is more akin to equity and as such are being classified in stockholders’ equity as standalone instruments. In addition, based on ASC 718, Stock-based Compensation and ASC 505-50, Equity-based Payments to Non-Employees, the company excluded the employee and any vendor related warrants from the derivative liability accounting.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Recent Accounting Pronouncements

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers, was issued in May 2014.  Under this update FASB created a new Topic 606; which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards.  The update is effective for annual reporting periods beginning after December 15, 2016. FASB ASU 2015 – xx Extended: The effective date of this update for one additional year.  Early application is not permitted.  The Credit Union is currently evaluating the impact that this update will have on its financial statements.

The FASB also issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments in June 2016 to update current generally accepted accounting principles applicable to credit losses; which applies an “incurred loss” methodology for recognizing credit losses.  The current model delays loss recognition until it is probable a loss has been incurred.  Also current GAAP includes multiple credit impairment objectives for instruments within the scope of this update.

The amendments in this update are an improvement because they eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements.

NOTE 3 –BUSINESS COMBINATION

On June 4, 2014, Unified Signal, Inc. (formerly DataJack, Inc.) completed an acquisition (the "Merger") of TelBill Holdings, LLC. (“TelBill”) pursuant to the terms of the Membership Interest Purchase Agreement (the “Merger Agreement”) with TelBill Holdings, LLC (dba Unified Signal) dated as of June 4, 2014.

The  Company acquired  TelBill in exchange for the  following:  (i) 30,600,000 shares of Registrant's common stock, par value $0.001("Common Stock") to Mr. Holt,  (ii) the  reservation  of an  additional  5,400,000  shares of the Company’s  Common Stock to be  allocated  as warrants to the  employees of the Company  and (iii) a one-time  "true-up"  to Mr. Holt for the period of eighteen months  after the Closing  Date (extended to September 1, 2016) in the event the  Registrant  raises  additional capital  such that  Seller  shall own not less than 51% of the  Registrant  on a fully-diluted basis  (collectively,  the "Purchase Price"). The Company recognized $632,000 of compensation cost in connection with the extension of the “true-up” provision since the extension is more than one year beyond the effective date of the merger.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, TelBill Holdings, LLCwas identified as the acquiring entity and Unified Signal, Inc. (formerly DataJack Inc.) as the acquired entity.    Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year.   Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of TelBill Holdings, LLC and its subsidiaries alone. The financial statements as of December 31, 2015 and 2014, and for the period through June 4, 2014 include the operations and cash flows of TelBill Holdings, LLC and the combined operations and cash flows of TelBill Holdings, LLC and Unified Signal, Inc. (DataJack, Inc.) and its subsidiaries after that date.

In accordance with the Merger, each TelBill Holdings, LLC member received, in exchange for each membership interest of TelBill Holdings, LLC common stock held or deemed to be held by such member immediately prior to the closing of the merger on June 4, 2014, one membership interest of TelBill Holdings, LLC, resulting in TelBill Holdings, LLC members owning approximately 55.5% of the shares of the combined company.  A total of 24,491,728 shares of common stock were issued in connection with this exchange.

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

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	Year ended, 2015	Year ended, 2014

Total revenues	$1,840,993	$3,478,478
Net loss	(890,243)	(10,757,006)
Basic and diluted net loss per common share	(0.01)	(0.17)

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $1,522,243 and $8,715,026 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has a working capital deficit of $919,093 and has been dependent on issuances of debt and equity instruments to fund its deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of amounts due from customers for wireless network services and accounting and software platform services provided during the period. The balance of accounts receivable decreased to $11,006 as of December 31, 2015 from $219,017 as of December 31, 2014, primarily due to the write off of bad debts associated with customers who are in arrears. Bad debt expense amounted to $408,230 for the year ended December 31, 2015 compared to $42,000 for the year ended December 31, 2014.

The following table summarizes accounts receivable at December 31:

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	2015	2014

Accounts receivable	$331,559	$261,017
Allowance for bad debts	(320,553)	(42,000)
Accounts receivable, net	$11,006	$219,017

NOTE 6 – PROPERTY AND EQUIPMENT, NET

At December 31, 2014 and 2013, respectively, property and equipment consisted of the following:

	2015	2014

Computers and equipment	$18,696	$18,696
Software	396,978	396,978
Total	415,674	415,674
Less accumulated depreciation	(165,480)	(66,924)
Total	$250,194	$348,750

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $98,558 and $107,825, respectively.

NOTE 7 – CUSTOMER LISTS

In connection with the merger with TelBill Holdings, LLC, the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the year ended December 31, 2015 and 2014, the Company amortized $66,667 and $38,889, respectively, to operations. In 2015, the Company sold the customer list and recorded a gain of $23,974 for the year ending December 31, 2015. The customer list was exchanged in full settlement of outstanding accounts payable in the amount of $185,085. Subsequent to year end, the Company reacquired the customer list as more fully discussed in Note 15.

NOTE 8 – OTHER INTANGIBLES

In connection with the merger on June 4, 2014, the Company acquired domain rights with an allocated fair value of $35,366.  In August 2014, the Company sold the domain rights and cancelled outstanding accounts receivable of $6,083 for net proceeds of $100,000.  The Company recognized a gain on sale of domain rights of $60,564 during the year ended December 31, 2014.

Amortization expense for the year ended December 31, 2015 and 2014 amounted to $-0- and $2,013, respectively

NOTE 9 – RELATED PARTY TRANSACTIONS

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock in settlement of $372,608 of related party obligations.

As of December 31, 2015 and 2014, related party advances were $-0- and $200,000, respectively. The related party advances were repaid through the conversion to common shares of the Company’s stock.

Additionally, the Company has entered into a licensing agreement with Holt Enterprises, LLC dba TelBill, which allows the Company to utilize TelBill’s mobile phone billing software. TelBill is owned by CEO Holt. Royalty expenses to TelBill under this licensing agreement amounted to $78,256 for the year ending December 31, 2015. The Company owes TelBill $78,256 as of December 31, 2015.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Advances from Related Parties

As of December 31, 2014, the Company also had short-term unsecured advances from various shareholders totaling $200,000. These unsecured advances do not accrue interest and were paid in full during the year ended December 31, 2015.

NOTE 10 – NOTES PAYABLE

At December 31, 2015 and 2014, notes payable consisted of the following:

	2015	2014

Promissory notes payable - shareholders	$-	$65,000
Convertible note payable-JMJ Financial	43,174	78,174
Convertible note payable-St George	-	50,000
CGL Interests Note	-	108,696
Note payable-Jensen	-	32,500
Note payable – LG Capital	70,733	21,917
Total notes payable	113,907	356,287
Less current portion of notes payable	(113,907)	(356,287)

Noncurrent portion of notes payable	$-	$-

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

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Per the terms of the litigation discussed in Note 13, final settlement was reached whereby the Company will pay St. George Investments a series of 14 payments, on the 15th and 30th of each month for the next 7 months beginning in August 2014.

The Company has identified embedded derivatives related to the St George Note. These embedded derivatives include certain conversion features and reset provisions. See Note 11. The outstanding principal at December 31, 2014 is $50,000. The note was paid off in full during 2015.

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

Notes payable includes a balance owing to JMJ Financial in the amount of $43,174. Equity conversion features previously embedded in the note were eliminated in settlement.

Barry Ahron Note Payable

The Company had a note payable of $65,000 owing to Barry Ahron, dated February 5, 2013. On September 30, 2015 the note payable was settled in exchange for the issuance of 778,000 shares of the Company’s restricted common stock.

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

If CGL advances funds to the Company on a particular MVNO, the Company must pay back these funds at 100% monthly royalty fee until tranche is repaid.  If a particular advance is note repaid within 12 months, the Company must pay back over 12 months from general profits. This note was paid off on July 24, 2015 through an equity conversion feature, whereby the Company issued 1,050,000 shares of common stock valued at $98,696. The Company recognized a loss of $29,383 on the transaction. This was converted to common stock during the year ended December 31, 2015. Further information regarding the conversion is included in Note 13: Stockholders’ Equity.

The Company’s Chief Executive Officer, Paris Holt, has provided a personal guarantee.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note payable-Jenson

On March 19, 2013, the Company issued a promissory note for $50,000, initially due April 1, 2014 with interest at 7% per annum.  The remaining unpaid balance at December 31, 2014 was $32,500. There was no balance outstanding at December 31, 2015 as the note was paid off through an exchange of 130,000 shares of the Company’s stock.

Note Payable – LG Capital

On June 19, 2013, the Company’s acquired subsidiary (See Note 3) entered into a $32,000, 8% note payable with LG Capital Funding.  The principal and interest of the note is due and payable on March 19, 2014.  The note has a conversion feature which commences 180 days prior to the maturity date.  LG Capital Funding can convert the loan for common stock at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places. The outstanding principal balance as of December 31, 2015 and 2014 is $70,733 and $21,917, respectively. This instrument represents a derivative obligation that is accounted for in accordance with the policy described in Note 2 – Significant Accounting Policies.

NOTE 11 – LEGAL SETTLEMENT OBLIGATIONS

The Company has entered into settlement agreements with note holders, former employees and vendors.  As of December 31, 2015 and 2014, the legal settlement obligation was $25,000 and $31,500, respectively.   These settlement agreements have yet to be fully consummated and are recorded at full value until the transaction is completed.

NOTE 12 – DERIVATIVE LIABILITIES

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

At the date of Merger (See Note 3), the Company determined the aggregate fair value of $403,155 of all the outstanding embedded derivatives. The fair values of the embedded derivatives were determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 351.12%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.26 per share.

At December 31, 2014, the Company marked to market the fair values of these debt derivatives and determined a fair value of $461,785. The Company recorded a loss from changes in fair value of debt derivatives of $1,537 for the year ended December 31, 2014. The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 396.18%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.15 per share.

At December 31, 2015, the only remaining derivative obligation pertains to the LG Capital note since the JMJ Note and the St. George Note were paid off through equity conversion features.  The Company has determined that the fair value of the derivative obligation related to the LG Capital Note is $116,316; which was determined using the Black-Scholes Option Pricing Model based on the following assumptions:  1) dividend yield of 0%, (2) expected volatility of 293%, 3) weighted average risk-free interest rate of 0.22%, 4) expected life of 1 year and (5) estimated fair value of the Company’s common stock of $0.15 per share. The loss on derivative liability amounted to $345,469 for the year ended December 31, 2015. A derivative liability amounting to $116,316 and $169,094 at December 31, 2015 and 2014, respectively, is reflected on the Company’s balance sheets to account for the fair value of the embedded conversion features.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13 – STOCKHOLDERS’ EQUITY

Share Issuances for Equity:

In 2015, the Company issued 3,458,000 shares at a total value of $418,060 in exchange for $396,196 of debt. A loss of $21,864 was recognized on the transactions.

The Company issued a total of 387,415 shares at a value of $49,862 in exchange for $42,342 trade accounts payable. The Company recognized a loss of $7,520 during the year ended December 31, 2015, in connection with this exchange.

A total of 140,000 shares were issued at a value of $23,800 in exchange for $30,000 worth of outside services obtained by the Company during the year ended December 31, 2015.

The Company issued a total of 2,060,715 shares in exchange for $391,400 of cash, which includes 1,076,489 shares of common stock subscriptions in the amount of $192,900 that were collected in 2014. Net cash proceeds from stock sales for the year ending December 31, 2015 amounted to $198,500.

The Company also received a total of $177,500 cash during the year ended December 31, 2015 from new common stock subscriptions. In addition, $257,100 in common stock subscriptions collected in 2014 were reclassified from common stock subscriptions to accrued liabilities until such time as the common stock is issued to the subscriber.

Stock based compensation expense in the amount of $258,089 was incurred by the Company during the year ending December 31, 2015 related to the issuance of common stock warrants issued. In addition, the Company recognized $632,000 of stock based compensation during the year ended December 31, 2015 related to the true up costs associated with the antidilutive provisions provided to CEO Holt.

In June 2014, the Company issued 100,000 shares of its common stock as a note extension fee of $50,000.

In June 2014, the Company issued an aggregate of 2,100,000 shares of its common stock for $497,100 in note conversions.

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

Share Issuances for Services:

In October 2015, the Company issued 163,415 shares of common stock in exchange for services, valued at $16,342.

In December 2015, the Company issued 300,000 shares of common stock in exchange for services, valued at $40,000.

In June 2014, the Company issued an aggregate of 200,000 shares of its common stock for services rendered, valued at $82,740.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In August 20114, the Company issued 125,000 shares of its common stock for services rendered, valued at $23,750.

In September 2014, the Company issued 2,200,000 shares of its common stock for services rendered, valued at $352,000.

As of December 31, 2014 the Company issued 250,000 shares of its common stock for consulting services valued at $35,000.

Share Issuance for Related Party Transactions:

In June 2014, the Company issued an aggregate of 3,650,000 shares of its common stock, $31,500 of which was previously subscribed, in settlement of related party obligations of $434,108.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2015:

Exercise Price	Number Outstanding	Expiration Date

$0.50	75,000	June, 2019
0.75	7,050,000	June, 2019
0.50	1,050,000	January, 2020
0.25	200,000	November, 2020
0.05	200,000	June, 2016
	8,575,000

The following table summarizes the warrant activity for the two years ended December 31, 2015:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2014	-
Grants	8,575,000	$0.7478	5.0	$-
Exercised	-	-	-	-
Forfeitures or expirations	-	-	-	-
Outstanding at December 31, 2014	8,575,000	0.7478	4.4	-
Grants	1,450,000	0.4034	5.0	16,200
Exercised	-	-	-	-
Forfeitures or expirations	-	-	-	-
Outstanding at December 31, 2015	10,025,000	$0.6557	3.5	$16,200

Exercisable at December 31, 2014	8,575,000	$0.7441	4.4	$-
Exercisable at December 31, 2015	10,025,000	$0.6557	3.5	$-

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Company has also provided an antidilutive guarantee to the Chief Executive Officer which includes a promise to issue at least 5,400,000 warrants with a strike price of $0.01per share.  The antidilutive guarantee would also include any new warrants issued by the Company during the period that the promise is outstanding.  The Expiration date for issuing the warrants has been extended to September 1, 2016 and all warrants under this agreement remain unissued as of December 31, 2015.  Total warrants issuable under this antidilutive provision approximates 7,321,472 shares. The Company recognized $632,000 of compensation cost during the year ending December 31, 2015, in connection with the extension of the “true-up” rights.

The Company issued 1,050,000 warrants in January of 2015 to individuals in connection with the provision of services to the Company.  The warrants have a five-year term and a strike price of $0.50 per share.  The Company valued the warrants at $142,379 using the Black-Scholes pricing model using the following assumptions:  Contractual terms 5 years, an average risk-free interest rate of 0.22%, a dividend yield of 0% and volatility of 265.37%. The Company recognized $199,499 of stock-based compensation in connection with these warrants for the year ended December 31, 2015.

The Company issued 200,000 warrants in November of 2015 to individuals for services negotiated as part of a consulting agreement with two individuals.  The warrants have a five-year term and a strike price of $0.25 per share.  The Company valued the warrants at $24,443 using the Black-Scholes pricing model using the following assumptions:  Contractual terms 5 years, an average risk-free interest rate of 0.22%, a dividend yield of 0% and volatility of 291.00%. The Company recognized $29,997 of stock-based compensation in connection with these warrants for the year ended December 31, 2015.

The Company also issued 200,000 warrants in December of 2015 for services with an intrinsic value of $16,200; which is based on a strike price of $0.05 per share and a closing value of $0.158 per common share on the issue date.  The Company recognized $28,593 of stock-based compensation in connection with these warrants for the year ended December 31, 2015. The warrants expire if unused within 12 months.

In June 2014, the Company’s accounting predecessor issued an aggregate of warrants to purchase 3,100,000 of the Company’s common stock for five years, exercisable at $0.75 in connection with settlement of debt.

In June 2014, the Company issued warrants to purchase 75,000 of the Company’s common stock for five years, exercisable at $0.50 in connection with settlement of debt. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.62%, a dividend yield of 0%, and volatility of 374.90%.

 Distributions
There are $204,026 in pre-merger distributions made to the prior member of TelBill Holdings, LLC.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2015, the Company does not have any outstanding operating leases, with original terms in excess of 1 year.

Letter of Credit

As of December 31, 2015 and 2014, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of one of the Company’s vendors, Sprint Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at December 31, 2015 and 2014 is classified as restricted cash, a non-current asset. The letter of credit renews annually on April 15th.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Finally, on August 12, 2014, the parties entered into a final settlement agreement whereby the Company will pay St George Investments a series of 14 payments, on the 15th and 30th of each month, for the next 7 months beginning in August 2014.  Additionally, the Company has issued an additional 100,000 shares of common stock, as a final extension fee.

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

During 2015, JMJ, through its litigation in the eleventh Judicial Circuit in Miami-Dade County FL, has received a final judgment of $43,174.

They are seeking to have Unified Signal legally be responsible for the matter. Since the documents show that Quamtel Inc and /or DataJack Inc. as the debtor, even though there is a stipulated settlement agreement with Unified Signal, Inc., the judgment would have to be in Unified Signal's name in order for them to be able to seek redress and be paid by Unified Signal.

Unified Signal's predecessor, Datajack Inc., had entered into a note originally for $422,000 with JMJ (AKA Justin Keener/Chicago Ventures Corp). The note, through mostly share conversions, had been paid down to $88,174 when Unified Signal took over in June 2014.

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Unified Signal had paid down, in cash, another $10,000.00 in 2014. In Feb of 2015, Unified Signal entered into a stipulated settlement agreement to repay the remaining $78,174.00 as follows: $25,000.00 upon signing the stipulation (Feb 11, 2015) followed by 5 monthly payments of $10,000 each for the next 5 months, followed by a final payment of $3,174 in the 6th month,

The stipulation was recorded with the Miami-Dade Florida Courts, 11th circuit, case # 13012481 CA01.

Unified Signal did make the first $10,000 payment, but did not make additional payments after that.

In June of 2015, JMJ (Keener) filed an affidavit of non-payment with the court, and on July 21, 2015, the court entered a judgment on behalf of JMJ (Keener) for the balance of the monies, $43,174, plus 4.75% interest per annum.

Major Concentrations

The Company’s largest customer, OTEAA, LLC, accounted for approximately 51% of total sales in the year ended December 31, 2015 and 2014.  The agreement was for the launch of MVNO services for the client.

NOTE 15 – INCOME TAXES

The components of the Company's income tax expense (benefit) are as follows:
Years ended
	December 31, 2015	December 31, 2014

Current benefit	$-	$-
Deferred benefit	-	-
Net income tax benefit	$-	$-

Significant components of deferred tax assets and liabilities are comprised of the following items, established at an estimated tax rate of 34%:

	2015	2014
Deferred tax assets:
Net operating loss carryover	$362,000	$30,000
	362,000	30,000
Deferred tax liabilities
Unrealized changes in fair value of derivative obligations	-	-
Net deferred tax assets	362,000	30,000
Valuation allowance	(362,000)	(30,000)
Total	$-	$-

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2015	2014

Statutory federal income tax rate	-34.0%	-34.0%
Non-deductible items	6.6%	6.6%
Valuation allowance	27.4%	27.4%
Effective income tax rate	0.0%	0.0%

UNIFIED SIGNAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Prior to the merger, Datajack, Inc. had operating losses carryforward, which will be subject to limitations under Internal Revenue Code Section 382 due to the change of control during the year ended December 31, 2014.   In addition, Datajack, Inc. had not filed corporate tax returns for year ended December 31, 2010 and years subsequent.

The above deferred tax asset and valuation allowance represents the net operating losses incurred subsequent to the change in control in June 2014 and also the net operating losses for the year ending December 31, 2015.
Uncertain Tax Positions

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2015 and 2014, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 16 – SUBSEQUENT EVENTS

On February 10, 2016 the Company acquired the assets of its former client Puppy Wireless in a transaction accounted for as a business combination.  The purchase price includes a fixed component consisting of 250,000 shares of the Company’s restricted stock plus the assumption of $50,000 in Puppy Wireless accounts payable balances owing to the Company.  In addition, the purchase price includes a variable component that is predicated on the Puppy Wireless business volume and profitability; whereby the Company will pay $0.25 per active MVNO customer generated by Puppy Wireless plus 25% of net profits generated from this acquisition.  The purchase agreement also includes a promise to issue 100,000 warrants at a strike price of $0.25 per share if the Puppy Wireless customer base reaches 25,000 customers for three consecutive months. The 250,000 shares to be issued related to this transaction have not yet been issued.

On February 23, 2016 the Company reacquired the customer base of iTalk. DataJack Acquisition Corp. in exchange for 1,000,000 shares of the Company’s common stock plus the assumption of approximately $80,000 in outstanding accounts payable.
The purchase price for both of these acquisitions will be allocated to intangible assets including customer lists and goodwill, as applicable.

On January 8, 2016, the Company entered into a convertible promissory note in the amount of $550,000 with Gettysburg Holdings, LLC to provide short-term working capital.  Terms of the agreement provide Gettysburg with an equity conversion option at a base price of $0.25 per share of common stock, and also provides certain antidilutive benefits to establish and protect its pro rata equity conversion rights.  The note is personally guaranteed by the Chief Executive Officer and bears interest at 10%; it is required to be repaid in full on July 8, 2016. TelBill Holdings, Inc. is a co-maker on the loan. The conversion feature provides the lender further protection in the event of a covenant default by the Company, by potentially lowering the equity conversion price to the volume weighted average price, as determined by the lender in its reasonable discretion.

As of January 1, 2016, though September 1, 2016, the company raised, in equity capital, approximately $318,500 and, in turn, issued 2,735,000 restricted common shares of stock.