Form 10-Q
period 2016-03-31
Unified Signal, Inc.
filed 2017-01-03
CIK 1122991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of December 28, 2016 is 74,648,058.

UNIFIED SIGNAL, INC.

UNIFIED SIGNAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$782,744	$97,756
Accounts receivable, net	130,725	11,006
Inventory	90,887
Other Current Assets	2,325
Total current assets	1,006,681	108,762

Property and equipment, net	225,553	250,194

Restricted cash	150,000	162,261
Customer lists, net	-
Total other assets	150,000	162,261

Total assets	$1,382,235	$521,217

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$207,876	$463,156
Accrued interest	14,059	14,059
Notes payable, current portion	663,907	113,907
Other Current Liabilities		38,317
Legal Settlement Reserves	115,000	25,000
Stock subscription liability	257,100	257,100
Derivative liability	-	116,316
Total current liabilities	1,296,259	1,027,855

Shareholders' deficit:
Preferred stock- $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$0.001 par value; 100,000,000 shares authorized; 76,239,000 and 70,588,058 shares issued and 76,239,00070,588,058 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	76,239	71,413
Additional paid in capital	10,438,219)	9,960,445
Treasury stock, 5,000 shares	(26,000)	(26,000)
Accumulated deficit	(10,402,482)	(10,512,496)
Total shareholders' deficit	(85,976)	(506,638)

Total liabilities and shareholders' deficit	$1,382,235	$521,217

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Quarters ending: March 31,
	2016	2015

Revenues	$487,636	$453,182

Operating expenses:
Software licenses	11,374	16,469
Hosting and other software costs	22,977	33,362
Carrier costs	190,952	188,203
Customer service	14,765	16,513
General and administrative expenses	228,633	309,529
Depreciation and amortization	24,639	41,306
Total operating expenses	493,339	605,382

Loss from operations	(5,703)	(152,200)

Other income (expense):
Interest expense	(597)	(37,429)
Gain (loss) on change in derivative liability	116,316	47,390
Gain (loss) on settlement of debt	-	15,800
Total other income/(expense), net	115,719	25,761

Gain/(loss) before income taxes	110,016	(126,439)

Income taxes	-	-

Net gain/(loss)	$110,016	$(126,439)

Gain/(loss) per common share, basic	$(0.00)	$(0.00)

Gain/(loss) per common share, diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding-basic	76,239,000	65,632,372

Weighted average number of shares outstanding-diluted	76,239,000	65,632,372

The accompanying notes are an integral part of these consolidated financial statements

UNIFIED SIGNAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	For the Quarters ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$110,016	$(126,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,639	41,306
Bad Debt Expense	-	128,124
Non Cash Interest expense	-	37,429
Gain on settlement of debt	-	(15,800)
Bad debt expense	-	128,124
Restricted Cash	12,261	-
Inventory	(90,887)	-
Change in fair value of derivative liability	(116,316)	(47,390)
Changes in operating assets and liabilities:
Accounts receivable	(119,719)	(120,387)
Accounts payable	(255,280)	(10,037)
Legal Settlement Reserves	90,000	-
Derivative Liability	(2,325)	-
Other Current Assets	-	-
Notes Payable, Current Portion	550,000	-
Net cash(used in) provided by operating activities	202,390	13,245

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sales	482,600	179,500
Repayments of notes payable	-	(85,000)
Distributions	-	-
Net cash provided by financing activities	482,600	94,500

Net increase (decrease) in cash and cash equivalents	684,990	107,745

Cash and cash equivalents at beginning of period	97,756	108,803
Cash and cash equivalents at end of period	$782,746	216,548

Supplement cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Issuance of common stock for accounts payable, debt settlement and debt conversions	$-	$-
Issuance of common stock for settlement of obligation due to related party	$-	$-
Issuance of common stock for reverse acquisition	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND BUSINESS

Unified Signal, Inc. (together with its consolidated subsidiaries—TelBill Holdings, LLC, (“TelBill” or the “Company”) is an MVNO enabler and mobile payment solutions provider in the wireless and banking industries.  The Company is a SaaS (software as a service) based billing and back office platform, which enables companies in virtually any industry sector to launch cellular, as well as other telecom services, using their existing brand.  The Company’s SaaS platform and infrastructure allows clients to implement faster, have more control over the system with feature rich tools, while being more cost efficient than other solution providers.  The Company’s turnkey telecom billing platform allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and mobile banking.  The platform also enables clients to private label mobile banking services including a full mobile wallet linked to a prepaid debit card.

On November 27, 2014, the Company changed its name to Unified Signal, Inc. from DataJack, Inc. In addition, effective November 27, 2014, and in conjunction with the name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from DJAK.OB to UNSI.OB.

Mobile Commerce Product Suite

Additionally, Unified Signal plans to launch its Mobile Commerce Platform Services, which will provide enablement software, allowing its clients to offer highly secure mobile commerce and payment solutions to their end customers.  The strategy is to create software to more efficiently link people across the US and around the world to have easy access, and transact, with their money, through their mobile phones.

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

Debit MasterCard Program (Virtual Checking Account): Customers can choose to add on an optional prepaid Debit MasterCard which provides them access to domestic and International ATM networks as well as use anywhere MasterCard is accepted. Money can be FREELY moved from their mWallet account to their Debit MasterCard in real time and all by using a state of the art data app. Customers can order a companion debit MasterCard and mail that card to loved ones abroad. Once they have that companion card, money can be freely moved from the mWallet to the companion card in real time, and again, for FREE. Family members can use the card anywhere MasterCard is accepted and/or take our funds at virtually any ATM.

Basis of Presentation (Reverse-Acquisition)
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

Restricted Cash
Restricted cash represents a $150,000 deposit as collateral on a standby letter of credit related to an agreement with one of the Company’s telecommunications service providers, effectively providing a guarantee of the Company’s payment of its account payable to this service provider.  In addition, as of March  31, 2016, $66,630.93 of the Company’s cash accounts are restricted for payment of escrow obligations incurred in connection with deposits held by customers using the Company’s mobile wallet “mWallet” services.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 was $320,553 and $320,353 respectively.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year. Options, warrants, convertible debt and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Common stock equivalents, such as shares issuable on debt conversion, are excluded from the computation if their effect is anti-dilutive.  There were no common stock equivalents for the three months ended March 31, 2016.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items:

	Level 1	Level 2	Level 3	Total

Derivative liability as of December 31, 2015	$-	$-	$116,316	$116,316
Derivative liability as of March 31, 2016	$-	$-	$0	$0

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2016:

Derivative
Liability

Balance, December 31, 2015	$116,316
Mark-to-market at March 31, 2016	(116,316)

Balance, March 31, 2016	$0

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 31% from December 31, 2015 to March 31, 2016. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.  At March 31, 2016 the stock price was below the exercise price for all derivatives.

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

Revenues are primarily derived from fees charged to utilize the Company's billing system, and enabling systems for services related to cellular phone services; as well as newer products such as ILD, mobile wallet suite of services. and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. As of March 31, 2016 and December 31, 2015, the Company did not have any recorded unearned revenue.

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

Additionally, Unified Signal plans to launch its Mobile Commerce Platform Services, which will provide enablement software, allowing its clients to offer highly secure mobile commerce and payment solutions to their end customers.  The strategy is to create software to more efficiently link people across the US and around the world to have easy access, and transact, with their money, through their mobile phones.

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

Concentrations and Credit Risk
At March 31, 2016, four clients represented receivables as follows—Chit Chat Mobile $53,436 (11%), and the company has reserved $4,391 as possible risk; Puppy Wireless, $86,237 (18%), and the company has reserved $22,347 as possible risk; Figgers Wireless $49,438 (10%), and the company has reserved $11,525 as possible risk  and ITalk/DJ Acquisition at $48,282 (10%), and the company has reserved $22,626 as possible risk..

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.

Under the current accounting model, an organization applies a classification test to determine the accounting for the lease arrangement:

1.	Some leases are classified as capital leases (for example, a lease of equipment for nearly all of its useful life) whereby the lessee would recognize lease assets and liabilities on the balance sheet.

2.	Other leases are classified as operating leases (for example, a lease of office space for 10 years) whereby the lessee would not recognize lease assets or liabilities on the balance sheet.

The existing operating lease model has been criticized for failing to meet the needs of users of financial statements because it does not always provide a faithful representation of leasing transactions.

The U.S. Securities and Exchange Commission (SEC) issued a report on off-balance sheet activities in 2005 that recommended that changes be made to the existing lease accounting requirements to ensure greater transparency in financial reporting.

The new standard will require organizations that lease assets— referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.

Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet— the new ASU will require both types of leases to be recognized on the balance sheet.

The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

The New Revenue Recognition Model
 The core principle of the new model is that an entity would recognize revenue as it transfers goods or services to customers in an amount reflecting the consideration it expects to receive. To achieve that core principle, an entity would apply a five-step model.

Collectability will be an explicit threshold that must be assessed before applying the revenue recognition model to a contract. An entity must evaluate customer credit risk and conclude it is “probable” it will collect the amount of consideration due in exchange for the goods or services. The assessment is based on the customer’s ability and intent to pay as amounts become due. This is a significant shift from the previous exposure drafts.

Step 1: Identify the Contract with a Customer
The first step in applying the model is to identify the contract with a customer. A contract is defined as “an agreement between two or more parties that creates enforceable rights and obligations.” The ASU includes criteria for combining contracts into a single contract for accounting purposes. Accounting for a contract modification will depend on the type of modification and would be treated as either a separate contract or as an adjustment to the original contract, depending on circumstances.

Step 2: Identify the Performance Obligations in the Contract
Once an entity has identified a contract, it would identify performance obligations within that contract that require separate accounting. A performance obligation is defined as “a promise in a contract with a customer to transfer a good or service to a customer.” Management will need to use significant judgment to distinguish each performance obligation within a contract; identifying performance obligations and how they are satisfied will directly affect when revenue is recognized.

Step 3: Determine the Transaction Price
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring goods or services. To determine the transaction price, an entity would consider the terms of the contract, its customary business practices and the effects of the time value of money, variable and noncash consideration as well as consideration payable to the customer. Variable consideration will be included in the transaction price to the extent it is probable that a significant revenue reversal will not occur. Consideration can vary because of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

Step 4: Allocate the Transaction Price to the Performance Obligations in the Contract
The transaction price would be allocated to all performance obligations that require separate accounting based on their relative standalone selling price. The best evidence of standalone selling price would be the observable price for which the entity sells the good or service separately. In the absence of separate observable sales, the standalone selling price would be estimated.

Step 5: Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation
Revenue is recognized when (or as) control of a good or service is transferred to a customer. Satisfaction would occur when the customer has the ability to direct the use of, and receive the benefits from, the transferred good or service. Revenue can be recognized over time (typically for transferred services) or at a point in time (typically for transferred goods).

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

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income of $110,016, as of March 31, 2016 largely as a result of a one-time gain on the settlement of debt in the amount of $116,316; otherwise, the Company would have reported a net loss of $6,300 for such period. Additionally, the Company has reported an accumulated deficit of $10,402,482 and a working capital deficit of $289,578 and has been dependent on issuances of debt and equity instruments to fund its operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31 2016 30, 2015 and December 31, 2015, respectively, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015

Computers and equipment	$18,696	$18,696
Software	396,978	396,978
Subtotal	415,674	415,674
Less accumulated depreciation	(190,120)	(165,481)
Total	$225,553	$250,193

Depreciation expense for the three month periods ending March 31, 2016 and March 31, 2015, amounted to $24,640 and $24,640, respectively.

NOTE 6 – CUSTOMER LISTS

The company acquired a customer list for debt relief and stock in connection with the merger with TelBill Holdings, LLC, the Company acquired a customer listing with an allocated fair value at the date of the merger of $200,000.  The customer list is amortized ratably over its estimated useful life of 3 years.  During the three months ended March 31, 2016, the Company amortized $16,667 and $50,000 of expense into current period operations. Amortization expense for the three and nine month periods ended September 30, 2014 amounted to $16,667 and $22,222, respectively. In a subsequent turn of events, Unified Signal, in Feb of 2016, purchased this customer list back from the company it had sold it to for one million shares of restricted stock of UNSI, plus the current outstanding bill then owed to the carrier, approximately $70,000.00.

NOTE 7 – NOTES PAYABLE

At March 31, 2016 and December 31, 2015, notes payable consisted of the following:

	March 31, 2016	December 31, 2015

Convertible note payable – JMJ Financial	$43,173	$43,174
Note payable – LG Capital	70,733	70,733
Gettysburg Holding LLC	550,000	0
Total notes payable	$663,907	$113,907

Convertible Note Payable -- Gettysburg Holding LLC

On January 8, 2016, the Company received a loan of $550,000.00 pursuant to the terms of a Convertible Promissory Note, which is more fully described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 14, 2016 (the “$550,000 Note”).  Pursuant to the terms of the $550,000 Note, the Company could use only $75,000 of the proceeds for working capital to help with R&D costs with the remaining $475,000 to be used for the purchase of debit cards and SIM cards to be used for subscriber growth in 2017.. The lenders took a first security interest in the assets of the Company. The $550,000 Note, which initially accrued interest at 10% per annum became due and payable on July 8, 2016. The loan, at Lenders sole discretion, can be converted into equity in the Company at 25 cents per share. The Company and Lender are in continuous discussion regarding this Note and currently are treating this as a continuous Note, status quo, and are in discussions of how to move forward regarding this.

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

The company, as per the stipulated settlement agreement made the first payment of $25,000 at the time of the signing of the stipulated settlement, and made one additional payment of $10,000 during the six month period ending June 30, 2014. There is a remaining balance of $43,174 owed to JMJ Financial as of March 31, 2016. The Company believes the stipulated settlement agreement has eliminated the debt-to-equity conversion rights available to JMJ Financial that were previously embedded in the JMJ Note; and thus the Company has reduced the derivative liability and increased additional paid-in capital by $16,794 as of March 31, 2016 to reflect this change.

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

The combined outstanding principal and interest owing to LG Capital Funding on both notes as of March 31, 2016 is $70,732.92.

NOTE 9 – LEGAL SETTLEMENT OBLIGATIONS

The Company  has resolved one matter, with JMJ Financial, and through legal proceedings JMJ received a judgment in the amount of $43,174.

NOTE 10 – DERIVATIVE LIABILITIES

As described in Note 8, the Company’s notes payable to LG Capital include embedded options that permit them to convert into the Company’s common shares, at the holders’ option, at the conversion rates of: (a) at the lesser of $0.07 per share or 70% of the lowest trade price in the 25 trading days prior to the conversion for the JMJ Note and (b) at a conversion price of 51% of the market price which is calculated utilizing the two lowest trading places for the LG Capital note. These equity features and reset provisions represent embedded derivatives that require the Company to record the fair value of the derivatives as of the inception date of these convertible notes, and to periodically re-measure and adjust the fair value of the derivatives as of each subsequent reporting date.

In June 2015 the Company negotiated a settlement with JMJ that fixed the amount of the note payable and eliminated the derivative features, and the effect of the change in the fair value of the derivative liability was recognized in the Company’s results of operations during the period.

At December 31, 2015, the Company marked to market the fair values of these debt derivatives and determined a fair value of $116,316. The Company recorded a gain of $116,316 for the three months ended March 31 2016., as these derivatives were marked down to $0.00, as the stock price declined to a point where the stock price was below the Exercise Price of all outstanding Warrants

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business and in connection with the settlement of various operating and financing obligations, the Company is involved in numerous lawsuits. The costs that may result from these lawsuits are only accrued for when it is more likely than not that a liability, resulting from past events, will be incurred and the amount of that liability can be quantified or estimated within a reasonable range. As of the date of this filing, the Company has the following two matters which can be ascribed to this heading.

The Company had a litigation with JMJ Financial, where JMJ was awarded a judgment in the amount of $43,174. The Company also has 2 notes totaling $70,732.92 with LG Capital which is outstanding and in which the parties are trying to resolve the matter amicably.

Letter of Credit

As of March 31, 2016, the Company has an outstanding standby letter of credit in the amount of $150,000 for the benefit of one of the Company’s vendors, Spring Spectrum, L.P. This letter of credit is secured by a certificate of deposit, which at March 31, 2016 is classified as restricted cash, a non-current asset.

InterMar Asset Acquisition

On July 5, 2015, Unified Signal acquired certain assets (but not the Excluded Assets) of InterMar, LLC (“InterMar”) including its 50,000 retail Points of Distribution and all related intellectual property, software, intangibles, contracts, rights, interests, and claims. Terms of the asset purchase include both a fixed amount to be paid in the form of common stock warrants and the assumption of specified contract obligations, and a variable component based on new customer activation. The acquisition, and related consultant agreements, requires the Company to issue up to 2,000,000 warrants to InterMar at a strike price of $0.25 per share, according to the following vesting schedule:

1.	10% (or 200,000 warrants) upon activation of one (1) customer through the acquired distribution channel.

2.
10% (or 200,000 warrants) upon activation of an additional 100,000 customers, and the remaining warrants in similar 10% blocks of 200,000 warrants for each additional block of 100,000 new customers activated; until all 2,000,000 warrants have been issued.

3.	The Company, in March 2016, issued 100,000 5 year warrants, each, to Bakunoff & Mcfarlin as part of the compensation package already in place. The warrants had a strike price of 25 cents.

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

The fair values of the assets acquired and the liabilities assumed at the date of acquisition has been allocated to other intangible assets. The fair value of the assets acquired was determined assuming the initial block of 200,000 warrants were issued on the purchase date. There is no intrinsic value associated with the warrants on the issue date and the estimated fair value was $36,700. The remaining 1,800,000 warrants are tied to InterMar’s, and consultant agreements, future performance commitment, thus the value of the performance warrants will be reflected in future periods. No warrants have yet been issued to InterMar under the terms of this asset acquisition agreement. The fair values of the warrants were determined using Black Sholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 356%, (3) weighted average risk-free interest rate of 0.27%, (4) expected life of 5 years, and (5) estimated fair value of the Company’s common stock of $0.20 per share.

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

The Company pursued the asset purchase because InterMar is a strategic sales, marketing, and distribution company with an executive management team that focused on consumer, ethnic, and unbanked markets since 1999. InterMar services over 50,000 retail points of distribution east of the Mississippi.  100,000, 5 year, .25 cent warrants have been issued to the 2 managing partners affiliated with InterMar relating to this transaction. This is noted above..

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

Unified Signal (www.unifiedsignal.com) is a SaaS (software as a service) based billing and back office solution, which enables companies in virtually any industry sector to resell cellular service as well as other telecom services, using their existing brand.  Unified Signal’s turnkey telecom billing solution allows its clients to sell, provision, fulfill, and care for multiple telecom services, including pre and post-paid cellular, local, long distance, Internet, and now even mobile commerce.  Unified Signal’s technology infrastructure allows its clients to implement faster, have much more control of the system, and is far more cost efficient than other competing billing and back office systems.  Unified Signal has successfully integrated with all major U.S. carriers, which has never been completed by any other U.S. mobile wireless billing, other companies may also accomplish this as well. company.  Unified Signal also enables its clients to private label their own “PayPal” type services including a full mobile wallet linked to a prepaid debit card.

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

The company now has over 25 MVNO clients which we believe could substantially increase our customer base and revenue stream. As the company continues to add recurring revenue clients, this naturally will have a positive impact on the company’s revenue as well as being a natural feeder for the new services the company will be introducing which are directly related to its core competencies, which will also have a positive impact on the company’s revenue.

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

Mobile Wallet “mWallet” Program (Virtual Savings Account: This product set is a simple private label PayPal type of service where customers can load money via cash, credit card, US checking/savings account, and receive money from other mWallet users. Customers can move funds off their account to any US checking/savings account, to other mWallet users, make ILD calls, pay for their wireless services, or move money to their private label Debit MasterCard or companion card. (The mobile wallet banking deposit’s as of March 31, 2016 were $66,630.

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

Results of Operations for the Three Months ended March 31, 2016 as compared to the Three months ended March 31, 2015

Revenues

Our revenues for the three months ended March 31, 2016 and 2015 were $487,636 and $453,182 respectively. Our revenues increased slightly year over year because we continue to focus on expanding our core business lines.

Operating Expenses

Operating expenses were $493,339 and $605,382 for the three months ended March 31, 2016 and 2015, respectively.  The reduction is primarily related to the company’s continued focus to streamline and upgrade its core back end efficiencies.

Software costs were $11,374 and $16,469 for the three months ended March 31, 2016 and 2015, respectively.  The Company’s business model is now primarily to provide software as a service (“SaaS”) with limited emphasis on selling hardware components.

Hosting and software were $22,977 and $33,362 for the three months ended March 31, 2016 and 2015 respectively.  The differences in costs relate to our changing product mix as noted above and our focus on becoming primarily a SaaS based company.

Carrier costs were $190,952 and $188,203 for the three months ended March 31, 2016 and 2015, respectively, due to higher usage relative to and reflecting the overall increase in sales of the Company’s mobile phone networks that are resold to its customers. The increase in this variable cost is attributable to the Company’s revenue stream and due to its focus on its core SaaS business model

Customer service costs were $14,765 and $16,513 for the three months ended March 31, 2016 and 2015 respectively, primarily due to satisfaction issues in the current period, new customers, and higher sales volume period-over-period.

General and administrative (“G&A”) expenses were $228,633 and $309,529 for the three months ended March 31, 2016 and 2015, respectively.  The decrease is primarily from the Company’s reorganization that lowered redundant or non-essential costs that are not associated or necessary with the Company’s change in focus from selling phone equipment to becoming a SaaS focused enterprise.

Depreciation and amortization were $24,639 for the three months ended March 31, 2016 as they were for 2015. No change as compared to $24,639 for the same period last year.  The associated assets depreciating/amortizing were acquired with our reverse merger in June 2014.

The provision for bad debts amounted to $320,553 for the three months ending March 31, 2016 as compared to $128,124 for the same period in 2015.  As the Company increased its customer base and waded into slightly new, but related, areas of business, the Company has been a little aggressive in trying to attract customers and this has seen a rise in the latency of payments and an increase in AR. The Company has no formal policy for estimating the provision for bad debts but generally considers amount owing past 90 days as uncollectible.

The Company has set aside legal reserves for the three months ending March 31, 2016 of $115,000, as compared to $25,000 for the same period of 2015. This increase is due to specifically due to one matter, which the Company is quite confident of resolving amicably. It already is in settlement discussions as discussed below.

Other Income and Expense

Other income and expenses were comprised of gain on change in derivative liabilities of $116,316 due to lowering of the stock price.

Net Income

Our net income of $110,016 for the three months ended March 31, 2016, compared to a net loss of $126,439 for the same period in 2015. The Company reported net income for the three months ended March 31, 2016 largely as a result of a one-time gain on the settlement of debt in the amount of $116,316; otherwise, the Company would have reported a net loss of $6,300 for such period.  The Company has not recorded any income tax benefit associated with the accumulated net operating losses.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $782,744 at March 31, 2016. Our net cash used in operating activities for the three months ended March 31, 2016 was $202,390 due primarily to our net loss during this period, offset by non-cash adjustments and growth in accounts receivable.  Our primary sources of funding for the three months ended March 31, 2016 have been proceeds of $482,600 from issuance of common stock.

At March 31, 2016, restricted cash consisted of a $150,000 security deposit in the form of an irrevocable letter of credit held in escrow related to our performance under a service contract with one of our telecommunication service providers. In addition, restricted cash includes approximately $66,630.93 of customer deposits; which represents escrow obligations under the Company’s mobile wallet product.

The Company had net working capital deficit of $289,578 as of March 31, 2016.  This deficit was due to notes payable and accounts payable that relate to current operations and to legacy DataJack operations.  The increase in the allowance for uncollectible accounts receivable also negatively impacts the Company’s working capital.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments, including targets provided by the recent InterMar asset purchase.

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2016.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer principal concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently has one legal matter in hand. LG Capital has sued the Company is the Eastern District of NY (LG Capital Funding, LLC V. Unified Signal f/k/a DataJack Inc. 16-cv- 1969), for its outstanding Notes that it purchased and also lent to the Company. The matter has currently been tabled, as the two parties are in the process of settlement talks. Unified Signal made a $20,000.00 payment to LG Capital in November of 2015 in which LG Capital tabled the matter from moving forward in the courts and giving Unified Signal an extension of time to resolve the matter. The two Parties are continuing its settlement talks between principles of the Companies as of December 28, 2016.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company, in March 2016, issued 100,000 5 year warrants, each, to Bakunoff & Mcfarlin as part of the compensation package already in place. The warrants had a strike price of 25. Otherwise, none, except as previously disclosed on Current Report on Form 8-K’s filed with the Securities and Exchange Commission during the three months ended March 31, 2016.

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

DATAJACK, INC.

Dated: January 3, 2017	By:	/s/ Paris Holt
Paris Holt
President and Chief Executive Officer,
Principal Financial Officer